Form 10-Q
period 1998-05-28
MCMS INC
filed 1998-07-13
CIK 1060356

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
(Mark One)

  [X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

            For the quarter period ended  May 28, 1998

                                OR

  [ ]  Transition Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

         For the transition period from           to

                Commission File No.         333-50981

                             MCMS, INC.
     (Exact name of registrant as specified in its charter)

          Idaho                                     82-0480109
(State or other jurisdiction         (I.R.S. Employer Identification No.)
   of incorporation or
      organization)

               16399 Franklin Road, Nampa, Idaho 83687
       (Address of principal executive offices, Zip Code)

                               (208)898-2600
      (Registrant's telephone number, including area code)

 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

                      Yes         No      X

        APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
          PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                         Yes         No

              APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares of Class A Common Stock outstanding at May 28, 1998:  3,261,177
Shares of Class B Common Stock outstanding at May 28, 1998:    863,823
Shares of Class C Common Stock outstanding at May 28, 1998:    874,999

MCMS, INC.

INDEX


Part I.                                                                 Page

Item 1    Financial Information

     Unaudited Consolidated Balance Sheets -
          August 28, 1997 and May 28, 1998                                3

     Unaudited Consolidated Statements of Operations -
          Three and Nine Months Ended May 29, 1997 and May 28, 1998       4

     Unaudited Consolidated Statements of Cash Flows -
          Nine Months Ended May 29, 1997 and May 28, 1998                 5

     Notes to Unaudited Consolidated Financial Statements                 6

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             8

     Certain Factors                                                     12

Part II.

Other Information

Item 6    Exhibits                                                       20

Signatures                                                               21

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                MCMS, INC.
                 CONSOLIDATED BALANCE SHEETS (UNAUDITED)
            (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                              August 28,         May 28,
As of                                            1997              1998

ASSETS
Current Assets
Cash and cash equivalents                   $    13,636      $      10,050
Trade account receivable                         33,715             35,287
Receivable from affiliates                        4,247              2,032
Inventories                                      17,786             35,337
Deferred income taxes                             1,600              1,835
Other current assets                                 63                507
                                            -----------      -------------
          Total current assets                   71,047             85,048
Property, plant and equipment, net               53,484             63,687
Deferred financing costs                            331              7,620
                                            -----------      -------------
          Total assets                      $   124,862      $     156,355
                                            ===========      =============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Current portion of long-term debt           $     1,049      $         850
Accounts payable and accrued expenses            34,930             57,279
Payable to affiliates                             5,978              1,363
Interest payable                                      -              4,211
                                            -----------      -------------
          Total current liabilities              41,957             63,703
Notes payable, net of current portion                 -            175,270
Deferred income taxes                             4,208              3,781
Other liabilities                                   506                727
                                            -----------      -------------
          Total liabilities                      46,671            243,481

Redeemable preferred stock, no par
value, 750,000 shares authorized;
250,000 shares issued and outstanding;
mandatory redemption value of $25.0
million                                               -             24,021

Commitments and contingencies                         -                  -

Common stock, par value $0.10 per
share, authorized 100,000 shares; 1,000
issued and outstanding as of  August
28, 1997                                              -                  -

Series A convertible preferred stock,
par value $0.001 per share, 6,000,000
shares authorized; 3,261,177 shares
issued and outstanding as of  May 28,
1998, aggregate liquidation preference
of $36,949,135                                        -                  3

Series B convertible preferred stock,
par value $0.001 per share, 6,000,000
shares authorized; 863,823 shares
issued and outstanding as of  May 28,
1998, aggregate liquidation preference
of $9,787,115                                         -                  1

Series C convertible preferred stock,
par value $0.001 per share, 1,000,000
shares authorized; 874,999 shares
issued and outstanding as of  May 28,
1998, aggregate liquidation preference
of $9,913,739                                         -                  1

Class A common stock, par value $0.001
per share, 30,000,000 shares
authorized; 3,261,177 shares issued and
outstanding as of  May 28, 1998                       -                  3

Class B common stock, par value $0.001
per share, 12,000,000  shares
authorized; 863,823 shares issued and
outstanding as of  May 28, 1998                       -                  1

Class C common stock, par value $0.001
per share, 2,000,000 shares authorized;
874,999 shares issued and outstanding
as of May 28, 1998                                    -                  1

Additional paid-in capital                       35,813             64,950
Foreign currency translation adjustment            (630)            (2,383)
Retained earnings                                43,008           (173,724)
                                            -----------      -------------
   Total shareholders' equity (deficit)          78,191           (111,147)
                                            -----------      -------------
   Total liabilities and shareholders'
   equity (deficit)                         $   124,862      $     156,355
                                            ===========      =============

                              MCMS, INC.
           CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
          (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                            Three months ended            Nine months ended
                            May 29,      May 28,        May 29,        May 28,
                             1997         1998           1997           1998

Net sales               $   83,837    $   88,565      $ 207,954    $   234,246
Cost of goods sold          76,425        82,689        184,561        210,781
                        ----------    ----------      ---------    -----------
Gross profit                 7,412         5,876         23,393         23,465

Selling, general and
  administrative             3,334         4,405          9,275         11,331
                        ----------    ----------      ---------    -----------
Income from operations       4,078         1,471         14,118         12,134

Other expense (income):
Interest expense
  (income), net                  2         4,418           (257)         4,088
Transaction expenses             -           142              -          8,455
                        ----------    ----------      ---------    -----------

Income (loss) before
  taxes                      4,076        (3,089)        14,375           (409)

Income tax provision
  (benefit)                  1,712        (1,052)         5,954          1,015
                        ----------    ----------      ---------    -----------
Net income (loss)       $    2,364    $   (2,037)     $   8,421    $    (1,424)
                        ==========    ==========      =========    ===========
Net income (loss) per
  share  - basic and
  diluted               $    2,364    $    (0.57)     $   8,421    $     (1.35)
                        ==========    ==========      =========    ===========
Weighted average
  common shares
  outstanding - basic
  and diluted                1,000     5,000,000          1,000      1,667,333
                        ==========    ==========      =========    ===========

                             MCMS, INC.
          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                           (IN THOUSANDS)
                                                 Nine months ended
                                                May 29,       May 28,
                                                 1997           1998

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                             $   8,421    $   (1,424)
Adjustments to reconcile net income (loss)
  to net cash provided by operating
  activities:
Depreciation and amortization                     6,260         9,026
Gain of sale of property, plant and
  equipment                                         (83)          (57)
Write-off of deferred loan costs                      -           206
Changes in operating assets and
liabilities:
  Receivables                                    (6,165)         (323)
  Inventories                                      (440)      (17,831)
  Other current assets                               40          (564)
  Accounts payable and accrued expenses          (5,593)       17,460
  Interest payable                                    -         4,211
  Deferred income taxes                           1,256          (662)
  Other liabilities                                 196           248
                                              ---------    -----------
Net cash provided by operating activities         3,892        10,290

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and
  equipment                                     (19,576)      (17,548)
Proceeds from sales of property, plant and
  equipment                                          97           376
                                              ---------    -----------
Net cash used by investing activities           (19,479)      (17,172)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contributions                                 -         1,786
Repurchase of common stock and
  recapitalization                                    -      (249,147)
Proceeds from issuance of common stock                -        10,200
Proceeds from issuance of convertible
  preferred stock                                     -        51,000
Proceeds from issuance of redeemable
  preferred stock                                     -        24,000
Proceeds from borrowings                         10,300       175,000
Repayments of debt                               (9,316)       (1,513)
Payment of deferred debt issuance costs
                                                   (218)       (7,809)
                                              ---------    -----------
Net cash provided by financing activities           766         3,517

Effect of exchange rate changes on cash
  and cash equivalents                                -          (221)

Net decrease in cash and cash equivalents       (14,821)       (3,365)

Cash and cash equivalents at beginning of
  period                                         16,290        13,636

Cash and cash equivalents at end of period    $   1,469    $   10,050
                                              =========    ===========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.   General

     The information included in the accompanying consolidated interim financial statements is unaudited and should be read in conjunction with the annual audited financial statements and notes thereto contained in the Company's registration statement on Form S-4 filed with the Securities and Exchange Commission on June 25, 1998, as amended, which became effective on June 26, 1998. All adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year.

2.    Comprehensive Income

     Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME (SFAS 130) establishes standards for the presentation of comprehensive income in the financial statements. Comprehensive income includes income and loss components which are otherwise recorded directly to shareholders' equity under generally accepted accounting principles. The Company intends to adopt SFAS 130 at the end of fiscal 1998.

3.   Inventories

              Inventories consisted of the following, in thousands:

                                 August 28,        May 28,
                                    1997            1998
Raw materials and supplies    $      11,885    $    21,673
Work in progress                      4,043         12,475
Finished goods                        1,858          1,190
                              --------------   ------------
                              $      17,786    $    35,338
                              ==============   ============

4.   Long-term Debt

     On February 26, 1998, the Company issued $145.0 million in 9-3/4% Senior Subordinated Notes and $30.0 million in Floating Interest Rate Subordinated Term Securities both due on March 1, 2008. The Floating Interest Rate Subordinated Term Securities bear interest at a rate per annum equal to LIBOR plus 4-5/8%. Interest on both securities is payable semi-annually on each March 1 and September 1, commencing September 1, 1998.

     On February 26, 1998, the Company also issued $25.0 million in 12-1/2% Redeemable Preferred Stock due on March 1, 2010. Dividends on the Redeemable Preferred Stock are payable in cash or in-kind quarterly beginning June 1, 1998 at a rate equal to 12-1/2% per annum. On June 1, 1998 the Company elected to pay its first dividend in-kind.

5.    Net Income (Loss) Per Share

     During 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE (SFAS 128), which is effective for financial statements issued for fiscal periods ending after December 15, 1997. Under SFAS 128, basic loss per share is computed on the basis of weighted-average common shares outstanding. Diluted loss per share considers potential common stock instruments in the calculation, and is the same as basic loss per share for the three and nine months ended May 28, 1998 as all common stock equivalents were anti-dilutive. Diluted loss per share is the same as basic loss per share for the three months and nine months ended May 29, 1997 as there were no common stock equivalents.

     Had the Recapitalization, as described below, been in effect during fiscal 1997, basic and diluted earnings per share would have been $(0.21) and $(0.04) for the three months and nine months ended May 29, 1997, respectively. This calculation assumes increased interest expense of $4.3 million and $12.8 million, or $1.7 million and $5.0 million net of tax, for the three months and nine months ended May 29, 1997, respectively and a weighted average number of shares outstanding of 5 million.

6.     Income Taxes

     At the beginning of each fiscal year the Company establishes an annual effective income tax rate that reflects the federal statutory rate and the effect of state and foreign income taxes. The effective income tax rate for the nine months ended May 29, 1997 was 41.4%. The Company had an income tax provision of $1.0 million and a loss before tax of $0.4 million during the nine months ended May 28, 1998. The tax provision during the nine months ended May 28, 1998, reflects an adjustment to income before tax of $5.1 million for transaction expenses incurred as part of the Recapitalization that were not deductible for tax purposes, offset in part by certain changes in the accrued tax liabilities and the receipt of Pioneer Tax status by the
Company's Malaysian subsidiary.    Pioneer Tax status provides
the Malaysian subsidiary a tax holiday for five years beginning
January 1, 1997.

7.   Recapitalization

     On February 26, 1998, the Company consummated a recapitalization (the "Recapitalization") pursuant to an Amended and Restated Recapitalization Agreement dated as of February 1, 1998 (as amended, the "Recapitalization Agreement") by and among Micron Electronics, Inc. ("MEI"), MEI California, Inc. ("MEIC"), Cornerstone Equity Investors IV, L.P. ("Cornerstone") and the Company. Pursuant to the Recapitalization, the Company redeemed from MEIC 90% of the then outstanding common stock of the Company. The Company used $271.3 million (including cash on hand of $3.3 million) to complete the Recapitalization, including a payment of $249.2 million to MEIC for the then outstanding common stock, the repayment of $0.3 million of existing indebtedness and the payment of related fees and expenses of $15.0 million. The remaining funds were used by the Company for working capital purposes. In order to finance the Recapitalization, the Company:
(i) issued $175.0 million in aggregate principal amount of notes,
(ii) issued 250,000 shares of redeemable preferred stock ($25.0 million liquidation preference), and (iii) received an equity contribution of $61.2 million in cash from Cornerstone and other investors and a rollover of equity held by MEIC having an implied value of $6.8 million.

8.     Transaction Expenses

     In connection with the Recapitalization, the Company incurred transaction expenses of $8.5 million. Transaction expenses included transaction fees paid to Cornerstone, commitment fees paid to Bankers Trust, MEI employment agreement termination fees paid to certain executives of the Company, MEI and MTI option buyout fees paid to certain employees of the Company, and accounting, legal and other transaction fees.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Statements contained in this Form 10-Q that are not purely historical are forward-looking statements and are being provided in reliance upon the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. All forward-looking statements are made as of the date hereof and are based on current management expectations and information available to the Company as of such date. The Company assumes no obligation to update any forward-looking statement. It is important to note that actual results could differ materially from historical results or those contemplated in the forward-looking statements. Forward-looking statements involve a number of risks and uncertainties, and include trend information. Factors that could cause actual results to differ materially include, but are not limited to, those identified in "Certain Factors" and in other Company filings with the Securities and Exchange Commission. All quarterly references are to the Company's fiscal periods ended May 28, 1998, February 26, 1998 or May 29, 1997, unless otherwise indicated.

     MCMS is a leading electronics manufacturing service ("EMS") provider serving OEMs in the networking, telecommunications, computer systems and other sectors of the electronics industry. The Company offers a broad range of capabilities and manufacturing management services, including product design and prototype manufacturing; materials procurement and inventory management; the manufacture and testing of printed circuit board assemblies ("PCBAs"); memory modules and systems; quality assurance; and end-order fulfillment.

     MCMS provides services on both a turnkey and consignment basis. Under a consignment arrangement, the OEM procures the components and the Company assembles and tests them in exchange for a process fee. Under a turnkey arrangement, the Company assumes responsibility for both the procurement of components and their assembly and test. Turnkey manufacturing generates higher net sales than consignment manufacturing due to the generation of revenue from materials as well as labor and manufacturing overhead, but also typically results in lower gross margins than consignment manufacturing because the Company generally realizes lower gross margins on material-based revenue than on manufacturing-based revenue. The Company also provides services on a partial consignment basis, whereby the OEM procures certain materials and the Company procures the remaining materials. Consignment revenues, excluding partial consignment revenues, accounted for 5.8% and 7.4% of the Company's net sales for the three months and nine months ended May 28, 1998, respectively.

Recent Developments

     On February 26, 1998, the Company consummated the
Recapitalization pursuant to a Recapitalization Agreement by and among MEI, MEIC, Cornerstone and the Company. Pursuant to the Recapitalization, the Company redeemed from MEIC 90% of the then outstanding common stock of the Company. See Footnote 7.

     Net sales of consigned memory modules declined by $1.1 million from the second quarter of fiscal 1998 to the third quarter of fiscal 1998 primarily as a result of reduced demand and to a lesser extent reduced prices. In addition, the Company further reduced prices on consigned memory modules at the beginning of the fourth fiscal quarter and anticipates that demand may still continue to decline. Worldwide memory demand and pricing has shown weakness over the last several quarters and there can be no assurance that memory module demand and pricing may not continue to decline in the near future, which could have a material adverse effect on the Company's financial position and results of operations. See "Certain Factors - Variability of Results of Operations."

     Net sales of networking and telecommunications products increased by $20.7 million from the second quarter of fiscal 1998 to the third quarter of fiscal 1998 as a result of the commencement of a new program, the ramp-up of the recently established Belgian operation, and the initiation of prototype production on other new programs. Profit margins were adversely affected by these new programs during the third fiscal quarter due to pricing and manufacturing inefficiencies associated with ramping to volume production. It is anticipated that these new programs will continue to have an adverse effect on profit margins during the fourth fiscal quarter. In addition, there was a decline in net sales of $1.3 million on an existing program late in the third fiscal quarter which had a negative effect on profit margins and may continue to have a negative effect on profit margins during the fourth fiscal quarter.


Results of Operations
                                Three months ended     Nine months ended
                                  May 29,    May 28,     May 29,    May 28,
                                   1997       1998        1997       1998
Net sales                          100.0%     100.0%      100.0%     100.0%
Costs of sales                      91.2       93.4        88.7       90.0
                                   -----      -----       -----      -----
Gross margin                         8.8        6.6        11.3       10.0
Selling, general and
administrative expenses              4.0        4.9         4.5        4.8
                                   -----      -----       -----      -----
Operating income                     4.8        1.7         6.8        5.2
Interest expense (income), net         -        5.0        (0.1)       1.8
Transaction expenses                   -        0.2           -        3.6
                                   -----      -----       -----      -----
Income (loss) before taxes           4.8       (3.5)         6.9      (0.2)
Income tax provision (benefit)       2.0       (1.2)         2.9       0.4
Net income (loss)                    2.8%      (2.3%)        4.0%     (0.6%)
                                   ======      =====      ======      ======
Depreciation and amortization        2.8%       4.0%        3.0%       3.9%
                                   ======      =====      ======      ======

Three months ended May 28, 1998 Compared to Three Months Ended May 29, 1997

     Net Sales. Net sales for the three months ended May 28, 1998 increased by $4.7 million, or 5.6%, to $88.5 million from $83.8 million for the three months ended May 29, 1997. The increase in net sales is primarily the result of a higher volume of shipments of PCBAs and system level products to customers in the networking and telecommunications industries partially offset by a decrease in volume of custom turnkey memory modules. Net sales from the Company's foreign subsidiaries totaled $6.0 million for the three months ended May 28, 1998 compared to $1.2 million for the corresponding period of fiscal 1997. The growth in foreign subsidiary net sales is primarily the result of additional sales at the Company's Belgian operation.

     Gross Profit. Gross profit for the three months ended May 28, 1998 decreased by $1.5 million, or 20.7%, to $5.9 million from $7.4 million for the three months ended May 29, 1997. Gross margin for the three months ended May 28, 1998 decreased to 6.6% of net sales from 8.8% for the comparable period ended May 29, 1997. Gross profit decreased primarily as a result of increased manufacturing costs to support additional new products and programs, lower volumes of custom modules, and a shift in product mix to lower value added programs. In addition, gross margins during the three months ended May 28, 1998 were adversely affected by start-up costs associated with the Company's recently established Belgian operation.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") for the three months ended May 28, 1998 increased by $1.1 million, or 32.1%, to $4.4 million from $3.3 million for the three months ended May 29, 1997. This increase for the three months ended May 28, 1998 was the result of additional headcount in senior management, finance and administration, sales and marketing, and information technology which collectively amounted to $0.5 million, as well as additional SG&A associated with the Company's foreign subsidiaries in the amount of $0.6 million.

     Interest Expense. Interest expense for the three months ended May 28, 1998 increased to $4.4 million from $0.0 million for the three months ended May 29, 1997. The interest expense increased due to the addition of $175 million in long-term debt in conjunction with the Recapitalizaton.

     Provision for Income Taxes. Income taxes for the three months ended May 28, 1998 decreased by $2.8 million, or 161.4%, to a credit of $1.1 million from an expense of $1.7 million for the three months ended May 29, 1997. The Company's effective income tax rate for the three months ended May 28, 1998 decreased to 34.1% from 42.0% for the comparable period in 1997 as a result of the Malaysia subsidiary receiving Pioneer Tax status.

     Net Income. For the reasons stated above, net income for the three months ended May 28, 1998 decreased by $4.4 million to a loss of $2.0 million from income of $2.4 million for the three months ended May 29, 1997. As a percentage of net sales, net income for the three months ended May 28, 1998 decreased to a negative 2.3% from 2.8% for the three months ended May 29, 1997.

Nine Months Ended May 28, 1998 Compared to Nine Months Ended May
29, 1997

     Net Sales. Net sales for the nine months ended May 28, 1998 increased by $26.3 million, or 12.6%, to $234.3 million from $208.0 million for the nine months ended May 29, 1997. The increase in net sales is primarily the result of a higher volume of shipments of PCBAs and system level products to customers in the networking and telecommunications industries, and to a lesser extent, an increase in the volume of consigned memory modules, partially offset by a decrease in the volume of custom turnkey memory modules. Net sales from the Company's foreign subsidiaries totaled $15.1 million for the nine months ended May 28, 1998 compared to $1.2 million for the comparable periods of fiscal 1997 reflecting growth in both the Malaysian and Belgian operations.

     Gross Profit. Gross profit for the nine months ended May 28, 1998 increased by $0.1 million, or 0.3%, to $23.5 million from $23.4 million for the nine months ended May 29, 1997. Gross margin for the nine months ended May 28, 1998 decreased to 10.0% of net sales from 11.3% for the comparable period ended May 29, 1997. Gross margin and gross profit decreased primarily as a result of more aggressive pricing on PCBAs and lower volumes of custom turnkey memory modules. These decreases were partially offset by higher volumes of consigned modules.

     Selling, General and Administrative Expenses. SG&A for the nine months ended May 28, 1998 increased by $2.0 million, or 22.2%, to $11.3 million from $9.3 million for the nine months ended May 29, 1997. The increase for the nine months ended May 28, 1998 was the result of additional headcount in senior management, finance and administration, sales and marketing, and information technology which collectively amounted to $1.2 million, as well as additional SG&A in the Company's foreign subsidiaries in the amount of $0.7 million.

     Interest Expense. Interest expense for the nine months ended May 28, 1998 increased by $4.4 million to $4.1 million from interest income of $0.3 million for the nine months ended May 29, 1997. The interest expense increased due to the addition of $175 million in long-term debt in conjunction with the Recapitalizaton.

     Transaction Expenses. In connection with the Recapitalization, the Company incurred transaction expenses of $8.5 million. See Footnote 8.

     Provision for Income Taxes. Income taxes for the nine months ended May 28, 1998 decreased by $5.0 million, or 83.0%, to $1.0 million from $6.0 million for the nine months ended May 29, 1997. The Company's effective income tax rate for the nine months ended May 29, 1997 was 41.4%. The Company had an income tax provision of $1.0 million and a loss before tax of $0.4 million for the nine months ended May 28, 1998. The tax provision during the nine months ended May 28, 1998, reflects an adjustment to income before tax of $5.1 million for transaction expenses incurred as part of the Recapitalization that were not deductible for tax purposes, offset in part by certain changes in the accrued tax liabilities and the receipt of Pioneer Tax status by the Company's Malaysian subsidiary. Pioneer Tax status provides the Malaysian subsidiary a tax holiday for five years beginning January 1, 1997.

     Net Income. For the reasons stated above, net income for the nine months ended May 28, 1998 decreased by $9.8 million, or 116.9%, resulting in a loss of $1.4 million from income of $8.4 million for the nine months ended May 29, 1997. As a percentage of net sales, net income for the nine months ended May 28, 1998 decreased to (0.6%) from 4.1% for the nine months ended May 29, 1997.

Liquidity and Capital Resources

     At May 28, 1998, the Company's principal sources of liquidity consisted of $10.1 million in cash and a $40.0 million bank Revolving Credit Facility. The bank Revolving Credit Facility allows the Company to borrow to fund working capital, capital expenditures and other general corporate purposes. As of July 10, 1998, the Company had drawn $3.5 million against the bank Revolving Credit Facility.

          The Company generated $10.3 million of cash from operating activities for the nine months ended May 28, 1998. The generation of cash was primarily due to non-cash depreciation and amortization expenses of $9.0 million, an increase in accounts payable and accrued expenses of $17.5 million, and an increase in interest payable of $4.2 million, offset by a net loss of $1.4 million and an increase in inventory of $17.8 million. Cash from operating activities was adversely affected by $8.5 million of transaction expenses incurred as part of the Recapitalization.

          Net cash used for investing activities of $17.2 million for the nine months ended May 28, 1998 was primarily the result of the Company's capital expenditures related to its new operation in Belgium, the implementation to-date of a new enterprise-wide information system and additional manufacturing and test equipment to support increased manufacturing activities.

          Net cash from financing activities of $3.5 million for the nine months ended May 28, 1998 resulted from the Recapitalization.

          The Company believes that cash on hand, funds provided by operations and available for borrowing under the Revolving Credit Facility will be sufficient to satisfy its currently anticipated working capital and capital expenditure requirements for the next twelve months. However, in the event the Company is unable to comply with certain covenants, financial ratios and financial condition tests set forth in the Revolving Credit Facility, the ability of the Company to borrow under the Revolving Credit Facility, among other things, could be adversely affected, which could have a material adverse effect on the Company's business, financial condition and results of operations. See "Certain Factors - Restrictions Imposed by Terms of Indebtedness and Redeemable Preferred Stock."

CERTAIN FACTORS

     In addition to factors discussed elsewhere in this Form 10-Q and in other Company filings with the Securities and Exchange Commission, the following are important factors which could cause actual results or events to differ materially from the historical results of the Company's operations or those results or events contemplated in any forward-looking statements made by or on behalf of the Company.

High Level of Indebtedness; Ability to Service Indebtedness and
Satisfy Preferred Stock Dividend Requirements

     The Company is highly leveraged. At May 28, 1998, the Company had approximately $176.1 million of total indebtedness outstanding (exclusive of unused commitments of $40.0 million under the Revolving Credit Facility, dated as of February 26, 1998, among the Company, various lending institutions named therein, and Bankers Trust Company, as agent (as amended, the "Revolving Credit Facility")), Series B 12-1/2% Senior Preferred Stock (the "Redeemable Preferred Stock") outstanding with an aggregate liquidation preference of $25.0 million, and convertible preferred stock outstanding with an aggregate liquidation preference of approximately $56.7 million. As of July 10, 1998 the Company had drawn $3.5 million against the bank Revolving Credit Facility. Subject to certain restrictions in the (i) Indenture (the "Indenture") governing the Series B 9-3/4% Senior Subordinated Notes due 2008 and the Series B Floating Interest Rate Subordinated Term Securities due 2008 (collectively, the "Notes"), (ii) the Certificate of Designation relating to the Redeemable Preferred Stock (the "Certificate of Designation"), (iii) the Indenture governing the 12-1/2% Subordinated Exchange Debentures (the "Exchange Debentures") due 2010 issuable in exchange for the Redeemable Preferred Stock (the "Exchange Indenture"), and (iv) the Revolving Credit Facility, the Company may incur additional indebtedness from time to time to provide for working capital or capital expenditures or for other purposes.

     The level of the Company's indebtedness could have important consequences to the Company and the holders of the Company's securities, including, but not limited to, the following: (i) a substantial portion of the Company's cash flow from operations must be dedicated to debt service and will not be available for other purposes; (ii) the Company's ability to obtain additional financing in the future, as needed, may be limited; (iii) the Company's leveraged position and covenants contained in the Indenture, the Certificate of Designation, the Exchange Indenture and the Revolving Credit Facility may limit its ability to grow and make capital improvements and acquisitions; (iv) the Company's level of indebtedness may make it more vulnerable to economic downturns; and (v) the Company may be at a competitive disadvantage because some of the Company's competitors are less leveraged, resulting in greater operational and financial flexibility for such competitors.

     The ability of the Company to pay cash dividends on, and to satisfy the redemption obligations in respect of, the Redeemable Preferred Stock and to satisfy its debt obligations, including the Notes, will be primarily dependent upon the future financial and operating performance of the Company. Such performance is dependent upon financial, business and other general economic factors, many of which are beyond the control of the Company. If the Company is unable to generate sufficient cash flow to meet its debt service obligations or provide adequate long-term liquidity, it will have to pursue one or more alternatives, such as reducing or delaying capital expenditures, refinancing debt, selling assets or raising equity capital. There can be no assurance that such alternatives could be accomplished on satisfactory terms, if at all, or in a timely manner.

Restrictions Imposed by Terms of Indebtedness and Redeemable
Preferred Stock

     The Indenture, the Certificate of Designation, the Exchange Indenture and the Revolving Credit Facility contain certain covenants that restrict, among other things, the ability of the Company and its subsidiaries to incur additional indebtedness, issue preferred stock, incur liens, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of the Company and its subsidiaries. A breach of any of these covenants could result in a default under the Revolving Credit Facility, the Indenture and the Exchange Indenture and would violate certain provisions of the Certificate of Designation.
The Revolving Credit Facility also requires the Company to maintain specified financial ratios and to satisfy certain financial condition tests. The ability of the Company to meet those financial ratios and financial condition tests can be affected by events beyond its control, and there can be no assurance that the Company will meet those ratios and tests.

     In the event the Company does not meet such tests, the availability of capital from bank borrowings, including but not limited to the ability to access the Revolving Credit Facility, could be adversely affected. The inability to borrow under the Revolving Credit Facility could have a material adverse effect on the Company's business, financial condition and results of operations.

     Upon an event of default under the Revolving Credit Facility, the Indenture or the Exchange Indenture, the lenders thereunder could elect to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable. In the case of the Revolving Credit Facility, if the Company were unable to repay those amounts, the lenders thereunder could proceed against the collateral granted to them to secure that indebtedness. Such collateral is comprised of substantially all of the tangible and intangible assets of the Company, including the capital stock of its subsidiaries (limited to no more than 65% of the capital stock of its foreign subsidiaries), real property, accounts receivable, contracts, inventory, equipment, marks, patents, copyrights and other intellectual property.

     On May 20, 1998, the Company and its lenders under the Revolving Credit Facility amended certain financial covenants under the Revolving Credit Facility. Had the Revolving Credit Facility not been amended, the Company would not have been in compliance as of May 28, 1998 with certain of the financial covenants contained therein. As of May 28, 1998, the Company was in compliance with such financial covenants, as amended.

Absence of Established Trading Market

     Although the Notes, Redeemable Preferred Stock, and Exchange Debentures (collectively, the "Securities"), have been registered under the Securities Act of 1933, as amended (the "Securities Act"), there is no established trading market for the Securities. The Company does not intend to list the Securities on any national securities exchange or seek the admission thereof to trading in the National Association of Securities Dealers Automated Quotation System. The Company has been advised by BT Alex. Brown Incorporated that it currently intends to make a market in the Securities. However, BT Alex. Brown is not obligated to do so and any market-making activities with respect to the Securities may be discontinued at any time without notice. In addition, such market-making activity will be subject to the limits imposed by the Securities Act and the Securities Exchange Act of 1934, as amended, and may be limited during the pendency of any registration statement subsequently filed by the Company. There can be no assurance that an active trading market for the Securities will develop or as to the liquidity of the trading market for the Securities. If a trading market does not develop or is not maintained, holders of the Securities may experience difficulty in reselling the Securities or may be unable to sell them at all. If a market were to exist, the Securities could trade at prices that may be lower than the initial offering price thereof depending on many factors, including prevailing interest rates and the markets for similar securities, general economic conditions and the financial condition and performance of, and prospects for, the Company.

Absence of Independent Operating History; Dependence on MTI and
MEI

     Prior to the consummation of the Recapitalization, the Company had not operated as an independent entity, and there can be no assurance that it will be able to operate effectively as an independent company following the Recapitalization. The principal operations of the Company were established in 1984 as the Memory Applications Group of MTI and was later incorporated as a wholly owned subsidiary of MTI in 1992. In 1995, as part of a corporate reorganization, MCMS was formed as a wholly-owned subsidiary of MEI. Following the Recapitalization and through the date hereof, MEI's wholly owned subsidiary, MEIC, continues to hold 10.0% of the capital stock (other than the Senior Preferred Stock) of the Company, but does not have a representative on the Company's board of directors. Moreover, management of the Company is independent from the board of directors and management of MEI. The Company has historically been dependent on MEI and MTI for certain financial and administrative systems and services. As part of the Recapitalization, the Company, MEI and MTI entered into the Transition Services Agreement pursuant to which MEI and MTI will continue to provide the Company with certain of such systems and services for transitional periods ranging from 6 to 12 months after the closing of the Recapitalization.

     In addition, the Company has benefited in the past from MEI's procurement leverage in the purchase of memory components from MTI. MTI has provided full-specification RAM components to MEI and MCMS on a purchase order basis at prices generally equal to the best prices offered by MTI to customers purchasing comparable volumes. Such purchases accounted for approximately 30% of the Company's purchased memory components in fiscal 1997. Exclusive of the supply of components under the Memory Module Agreement, no long-term agreement exists or is contemplated between MTI and the Company for the supply of such components subsequent to consummation of the Recapitalization. There can be no assurance that the Company will be able to procure adequate quantities of RAM components from MTI or other memory suppliers in the future or that, if obtained, such components will be obtained at favorable prices.

Customer Concentration; Dependence on Certain Industries

     At any given time, certain customers may account for significant portions of the Company's net sales. For the nine months ended May 28, 1998, approximately 71% of net sales were derived from networking and telecommunications customers. For the nine months ended May 28, 1998, the Company's ten largest customers accounted for approximately 88.4% of net sales. The Company's top two customers, Cisco and Fore, accounted for approximately 31.5% and 28.6% of net sales, respectively, for the nine months ended May 28, 1998. In addition, the Company has another major customer that operates under a consignment manufacturing model and, while sales are less than 10% of total revenue, the customer makes an important contribution to the Company's overall financial performance. Decreases in sales to or margins with these or any other key customers could have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Recent Developments."

     The Company expects to continue to depend upon a relatively small number of customers for a significant percentage of its net sales. There can be no assurance that the Company's principal customers will continue to purchase services at current levels, if at all. The percentage of the Company's sales to such major customers may fluctuate from period to period. Significant reductions in sales to any of the Company's major customers as well as period-to-period fluctuations in sales and changes in product mix ordered by such customers could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, customer orders can be canceled and volume levels can be changed or delayed. From time to time, some of the Company's customers have terminated their manufacturing arrangements with the Company, and other customers have reduced or delayed the volume of design and manufacturing services performed by the Company. Such terminations, reductions or delays expose the Company to the risk of being unable to terminate, reduce or delay purchase orders with its suppliers and to market risks for raw materials, work in progress and finished goods. The replacement of canceled, delayed or reduced contracts with new business cannot be assured, and termination of a manufacturing relationship or changes, reductions or delays in orders could have a material adverse effect on the Company's business, financial condition and results of operations.

     In addition, the Company is dependent upon the continued growth, viability and financial stability of its OEM customers, which are in turn substantially dependent on the growth of the networking, telecommunications, computer systems and other industries. These industries are subject to rapid technological change, product obsolescence and price competition. In addition, many of the Company's customers in these industries are affected by general economic conditions. Recent currency devaluations and economic slowdowns in various Asian economies may have an adverse effect on the results of operations of certain of the Company's OEM customers, and in turn, their orders from the Company. These and other competitive factors affecting the networking, telecommunications and computer system industries in general, and the Company's OEM customers in particular, could have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, any further volatility in the market for DRAM components caused by, among other things, the turmoil in the Asian economies, could have a material adverse effect on MTI, which has historically been one of the Company's major customers, and consequently the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations."

Variability of Results of Operations

     The Company's results of operations may be affected by a number of factors including economic conditions; price competition; the level of volume and the timing of customer orders; product mix; management of manufacturing processes; materials procurement and inventory management; fixed asset utilization; foreign currency fluctuations; the level of experience in manufacturing a particular product; customer product delivery requirements; availability and pricing of components; availability of experienced labor; the integration of acquired businesses; start-up costs associated with adding new geographical locations; research and development costs; and failure to introduce, or lack of market acceptance, of new processes, services, technologies and products. In addition, the level of net sales and gross margin can greatly shift based on whether certain projects are contracted on a turnkey basis where the Company purchases materials, versus on a consignment basis, where materials are provided by the customer (turnkey manufacturing tends to result in higher net sales and lower gross margins than consignment manufacturing). At the beginning of the fourth quarter of fiscal 1998, the Company further reduced prices on consigned memory modules and anticipates that demand may continue to decline during such quarter. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Recent Developments." An adverse change in one or more of these factors could have a material adverse effect on the Company's business, financial condition and results of operations.

Management of Growth

     The Company opened a new manufacturing facility in Penang, Malaysia in October 1996 and completed the acquisition of an Alcatel Bell N.V. facility and related assets in November 1997. Expansion has caused, and is expected to cause, strain on the Company's infrastructure, including its managerial, technical, financial, information systems and other resources. To manage further growth, the Company must continue to enhance financial and operational controls, develop or hire additional executive officers and other qualified personnel. Continued growth will also require increased investments to add manufacturing capacity and to enhance management information systems. In October 1997, the Company began implementation of an enterprise resource planning software provided by Baan U.S.A., Inc. (the "Baan ERP System") to, among other things, accommodate the future growth and requirements of the Company and ensure that the Company's business management system is Year 2000 compliant. There can be no assurance that the Company will be able to implement the Baan ERP System successfully and on a timely basis and the failure to do so could have a material adverse effect on the Company's business, financial condition and results of operations.

     Profit margins were adversely affected by certain new programs during the third fiscal quarter due to pricing and manufacturing inefficiencies associated with ramping to volume production. It is anticipated that these new programs will continue to have an adverse affect on profit margins during the fourth fiscal quarter. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Recent Developments." The Company expects to continue to experience certain inefficiencies as it integrates new product introductions and manages expansion and geographically dispersed operations, which could have a material adverse effect on the Company's business, financial condition and results of operations.

     New operations, whether foreign or domestic, can require significant start-up costs and capital expenditures. In the event that the Company continues to expand its domestic or international operations, there can be no assurance that the Company will be successful in generating revenue to recover start-up and operating costs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Results of Operations."

Competition

     The electronics manufacturing services industry is intensely competitive and subject to rapid change, and includes numerous regional, national and international companies, a number of which have achieved substantial market share. The Company believes that the primary competitive factors in its targeted markets are manufacturing technology, product quality, responsiveness and flexibility, consistency of performance, range of services provided, the location of facilities and price. To be competitive, the Company must provide technologically advanced manufacturing services, high quality products, flexible production schedules and reliable delivery of finished products on a timely and price competitive basis. Failure to satisfy any of the foregoing requirements could materially and adversely affect the Company's competitive position. The Company competes against numerous domestic and foreign manufacturers, including Jabil Circuits, Inc., Solectron Corporation, Flextronics International, Ltd., SCI Systems, Inc. and Celestica International Holdings, Inc. The Company also faces indirect competition from the captive manufacturing operations of its current and prospective customers, which continually evaluate the merits of manufacturing products internally rather than using the services of EMS providers. Many of the Company's competitors have more geographically diversified international procurement, research and development, and capital and marketing resources than the Company. In addition, the Company may be at a competitive disadvantage because some of the Company's competitors are less leveraged, resulting in, among other things, greater operational and financial flexibility for such competitors. See "Certain Factors--High Level of Indebtedness; Ability to Service Indebtedness and Satisfy Preferred Stock Dividend Requirements." In recent years, the EMS industry has attracted new entrants, including large OEMs with excess manufacturing capacity, and many existing participants have substantially expanded their manufacturing capacity by expanding their facilities through both internal expansion and acquisitions. In the event of a decrease in overall demand for EMS services, this increased capacity could result in substantial pricing pressures, which could have a material adverse effect on the Company's business, financial condition and results of operations.

Availability of Components and Material Cost Fluctuations

     A substantial portion of the Company's net sales is derived from turnkey manufacturing in which the Company provides both materials procurement and assembly and bears the risk of component price increases. Almost all of the Company's products require one or more components that are available from a limited number of sources. Some of these materials are allocated by such single or sole sources in response to supply shortages. Such shortages may cause the Company to curtail the production of assemblies using a particular component. In the past, there have been industry-wide supply shortages of electronic components such as DRAM and microprocessors. There can be no assurance that such shortages will not have a material adverse effect on the Company's business, financial condition and results of operations. In addition, historical fluctuations in materials costs, such as DRAM costs, have had adverse effects on the Company's results of operations in the past. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations." Moreover, there can be no assurance that the recent volatility in the Korean economy will not affect DRAM pricing or demand in world markets. Such volatility could adversely affect the Company's business, financial condition and results of operations.

Capital Requirements

     The Company believes that, in order to achieve its long-term expansion objectives and maintain and enhance its competitive position, it will need significant financial resources over the next several years for capital expenditures, including investments in manufacturing facilities, management information systems, working capital and debt service. The Company has added significant manufacturing capacity and increased capital expenditures since 1995. In April 1995, it opened its Durham, North Carolina facility. In October 1996, it opened its first international facility in Penang, Malaysia and moved from its former Boise, Idaho facility to a new facility in Nampa, Idaho. In November 1997, it purchased its first European facility in Colfontaine, Belgium from Alcatel. The Company anticipates that its capital expenditures will continue to increase as the Company expands its facilities in Asia and Europe, invests in necessary equipment to continue new product production, and continues to invest in new technologies and equipment to increase the performance and the cost efficiency of its manufacturing operations. The precise amount and timing of the Company's future funding needs cannot be determined at this time and will depend upon a number of factors, including the demand for the Company's services and the Company's management of its working capital. The Company may not be able to obtain additional financing on acceptable terms or at all. If the Company is unable to obtain sufficient capital, it could be required to reduce or delay its capital expenditures and facilities expansion, which could materially adversely affect the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Liquidity and Capital Resources."

International Operations

     The Company currently offers EMS capabilities in North America, Asia and Europe. Management believes that the percentage of the Company's revenue derived from international sales will increase in the future as international OEMs increasingly adopt the outsourcing model as a manufacturing solution. International sales accounted for 7.1% of the Company's net sales in fiscal 1997. The Company may be affected by economic and political conditions in each of the countries in which it operates and certain other risks of doing business abroad, including fluctuations in the value of currencies, import duties, changes to import and export regulations (including quotas), possible restrictions on the transfer of funds, employee turnover, labor or civil unrest, long payment cycles, greater difficulty in collecting accounts receivable, the burdens, cost and risk of compliance with a variety of foreign laws, and, in certain parts of the world, political and economic instability. In addition, the attractiveness of the Company's services to its United States customers is affected by United States trade policies, such as "most favored nation" status and trade preferences, which are reviewed periodically by the United States government. Changes in policies by the United States or foreign governments could result in, for example, increased duties, higher taxation, currency conversion limitations, hostility toward United States-owned operations, limitations on imports or exports, or the expropriation of private enterprises, any of which could have a material adverse effect on the Company's business, financial condition or results of operations. The Company's Belgian operations are subject to labor union agreements covering both white-collar and blue-collar employees, which set standards for, among other things, the maximum number of working hours and minimum compensation levels. The Company's Malaysian operations and assets are subject to significant political, economic, legal and other uncertainties customary for businesses located in Southeast Asia.

     The Company's international operations are based in Belgium and Malaysia. The functional currencies of the Company's international operations are the Belgian Franc and the Malaysian Ringgit. The Company's financial performance may be adversely impacted by changes in exchange rates between these currencies and the U.S. dollar. Fixed assets for the Belgian and Malaysian operations are denominated in each entity's functional currency and translation gains or losses will occur as the exchange rate between the local functional currency and the U.S. dollar fluctuates on each balance sheet reporting date. The Company's investments in fixed assets as of May 28, 1998 were $8.8 million (13.7% of total fixed assets) and $2.6 million (4.0% of total fixed assets) in Belgium and Malaysia, respectively. The Company's cumulative translation losses as of May 28, 1998 were $0.0 million and $2.3 million for the Belgian and Malaysian operations, respectively. The Company's investments in Belgium and Malaysia are long-term in nature and, therefore, the translations adjustments are shown as a separate component of shareholders' equity and do not effect the Company's net income. An additional risk is that certain working capital accounts such as accounts receivable and accounts payable are denominated in currencies other than the functional currency and may give rise to exchange gains or losses upon settlement or at the financial statement reporting date. Sales in currencies other than the functional currency were approximately 2.4% and 4.3% of consolidated sales for the nine months ended May 28, 1998 for Belgium and Malaysia, respectively. The Company's transaction gains for the nine months ended May 28, 1998 were $0.0 million and $0.3 million for the Belgian and Malaysian operations, respectively. The exchange rate between the Malaysian Ringgit and U.S. dollar has been extremely volatile over the last year. The Company attempts to minimize the impact of exchange rate volatility by entering into U.S. dollar denominated transactions whenever possible for purchases of raw materials and capital equipment and by keeping minimal cash balances of foreign currencies. Direct labor, manufacturing overhead, and selling, general and administrative costs of the international operations are also denominated in the local currencies. Transaction losses are reflected in the Company's net income. As exchange rates fluctuate, the Company will continue to experience translation and transaction adjustments related to its investments in Belgium and Malaysia.

Dependence on Key Personnel

     The Company's continued success depends to a large extent upon the efforts and abilities of key managerial and technical employees. The Company's business will also depend upon its ability to continue to attract and retain qualified employees. Although the Company has been successful in attracting and retaining key managerial and technical employees to date, the loss of services of certain key employees, in particular any of its four executive officers, or the Company's failure to continue to attract and retain other key managerial and technical employees could have a material adverse effect on the Company's business, financial condition and results of operations.

Year 2000 Compliance

     The Company has conducted a comprehensive review of its information systems that could be affected by Year 2000 compliance issues and has determined that a substantial portion of such systems are not Year 2000 compliant. The Company is developing a plan to resolve the issue which includes, among other things, implementing the Baan ERP System. The implementation of the Baan ERP System is anticipated to be completed by the end of 1998 at an estimated cost of $8.4 million. The Company presently believes that by modifying existing software and converting to new software, the Year 2000 problem will not pose significant operational problems for the Company's information systems. However, if such modifications and conversions are not timely or not properly implemented, the Year 2000 problem could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company has been reviewing the Year 2000 compliance of the products or services provided by and the systems of, its material suppliers and, in some cases, will ask such suppliers to warrant to the Company that they are Year 2000 compliant. The Company believes that many of such suppliers are providing products or services to the Company or have internal systems that are not Year 2000 compliant. The failure of such suppliers to become Year 2000 compliant on a timely basis could impair the timely sourcing of components, raw materials or services to the Company or the functionality of such components or raw materials, which could have a material adverse effect on the Company's business, financial condition and results of operations.

Environmental Regulations

     The Company is subject to a variety of environmental laws and regulations governing, among other things, air emissions, waste water discharge, waste storage, treatment and disposal, and remediation of releases of hazardous materials. While the Company believes that it is currently in material compliance with all such environmental requirements, any failure to comply with present and future requirements could have a material adverse effect on the Company's business, financial conditions and results of operations. Such requirements could require the Company to acquire costly equipment or to incur other significant expenses to comply with environmental regulations. The imposition of additional or more stringent environmental requirements, the results of future testing at the Company's facilities, or a determination that the Company is potentially responsible for remediation at other sites where problems are not presently known, could result in expenditures in excess of amounts currently estimated to be required for such matters.

Concentration of Ownership

     Upon consummation of the Recapitalization, Cornerstone and the Other Investors beneficially owned in the aggregate approximately 90.0% of the outstanding capital stock (other than the Senior Preferred Stock) of the Company. As a result, although no single investor has more than 49.0% of the voting power of the Company's outstanding securities or the ability to appoint a majority of the directors, the aggregate votes of these investors could determine the composition of a majority of the board of directors and, therefore, influence the management and policies of the Company. The interests of Cornerstone or the Other Investors may, in certain circumstances, differ from the interests of holders of the Exchange Securities.

PART II   OTHER INFORMATION

Item 6.   Exhibits

(a)  The following are filed as part of this report:


Exhibit     Description

3.1 Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company and Amended and Restated Article of Incorporation of the Company (incorporated by reference from exhibit of like number to the Company's Registration Statement on Form S-4 (Registration No. 333-50981) ("Registration No. 333-50981")).

3.3 Amendment One to Amended and Restated By-laws of the Company.

4.4 First Supplemental Indenture, dated as of April 23, 1998, by and between the Company and United States Trust Company of New York, as trustee, with respect to 9-3/4% Senior Subordinated Notes due 2008 and the Floating Interest Rate Subordinated Term Securities due 2008 (incorporated by reference from the exhibit of like number to Registration No. 333-50981).

10.4 (a) First Amendment, dated as of May 20, 1998, to Credit Agreement, dated as of February 26, 1998, among the Company, Bankers Trust Company, as agent, and other institutions named therein.

11          MCMS, Inc. Basic and Diluted Earnings Per Share.

27          Financial Data Schedules.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the registrant by the following duly authorized person.

                         MCMS, Inc.
                         (Registrant)


Date: July 10, 1998      By: /s/  Chris J. Anton
                         Vice President, Finance and Chief
                         Financial Officer (Principal Financial
                         Officer and Accounting Officer)