Form 10-K
period 1998-09-03
MCMS INC
filed 1998-11-09
CIK 1060356

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                            Form 10-K


      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

           For the Fiscal Year Ended September 3, 1998

                Commission File Number: 333-50981


                           MCMS, Inc.
     (Exact name of registrant as specified in its charter)

                              Idaho
                  (State or other jurisdiction
                of incorporation or organization)

                           82-0480109
                        (I.R.S. Employer
                       Identification No.)

             16399 Franklin Road, Nampa, Idaho 83687
  (Address, including Zip Code, of principal executive offices)

                         (208) 898-2600
      (Registrant's telephone number, including area code)

   Securities registered pursuant to Section 12(g) of the Act:
                              None

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past
90 days.  Yes X    No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

   The aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates of the registrant as of September 3, 1998 was approximately $12 million.

     The number of shares outstanding of each of the issuer's classes of common stock on September 3, 1998 was as follows:

Class A Common Stock:     3,261,177
Class B Common Stock:       863,823
Class C Common Stock:       874,999

PART I
______

ITEM 1.     BUSINESS

      The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties. The actual results of MCMS, Inc. ("MCMS or the Company") could differ materially from MCMS's historical results of operations and those discussed in the forward-looking statements. Factors that could cause actual results to differ materially are included, but are not limited to, those identified in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Certain Factors."

     MCMS is a leading electronics manufacturing services ("EMS") provider serving original equipment manufacturers ("OEMs") in the networking, telecommunications, computer systems and other rapidly growing sectors of the electronics industry. The Company offers a broad range of capabilities and manufacturing management services, including product design and prototype manufacturing; materials procurement and inventory management; the manufacturing and testing of printed circuit board assemblies ("PCBAs"), memory modules and systems; quality assurance; and end-order fulfillment. By delivering this comprehensive range of manufacturing and customer service capabilities through its strategically located facilities in the United States, Asia and Europe, the Company enables its OEM customers to focus their capital and resources on their core competencies of research, product development, marketing and sales.

     The Company's principal operations were established in 1984 as the Memory Applications Group of Micron Technology, Inc. ("MTI"). The Company began providing electronic manufacturing services to external customers in 1989, was incorporated as a wholly owned subsidiary of MTI in 1992 and became a wholly owned subsidiary of Micron Electronics, Inc. ("MEI"), which is a majority owned subsidiary of MTI, in 1995.

       On February 26, 1998, the Company consummated a recapitalization (the "Recapitalization") pursuant to an Amended and Restated Recapitalization Agreement dated as of February 1, 1998 (as amended, the "Recapitalization Agreement") by and among MEI, MEI California, Inc. ("MEIC"), a wholly owned subsidiary of MEI, Cornerstone Equity Investors IV, L.P. ("Cornerstone") and the Company. Pursuant to the Recapitalization, the Company redeemed from MEIC 90% of the then outstanding common stock of the Company. In order to finance the Recapitalization, the
Company: (i) issued $145.0 million in aggregate principal amount of 9 3/4% Senior Subordinated Notes due 2008, (ii) issued $30.0 million in aggregate principal amount of Floating Interest Rate Subordinated Term Securities due 2008, (iii) issued 250,000 shares of redeemable preferred stock ($25.0 million liquidation preference), and (iv) received an equity contribution of $61.2 million in cash from Cornerstone and other investors (v) and used $3.3 million of its own cash. The Company used these proceeds to purchase 90% of the then outstanding common stock of the Company from MEIC for $249.2 million, fund $15.0 million in transaction related fees and expenses, and repay $0.3 million of existing indebtedness. MEIC retained a 10% equity interest in the Company.

Manufacturing Services and Capabilities

     The Company provides a comprehensive array of manufacturing services which require the Company and its OEM customers to make a substantial investment of time and resources in their relationships. The Company becomes an integral partner with OEMs who are evolving toward a new paradigm of "virtual" manufacturing in which the OEMs maintain no internal production capabilities and rely solely on EMS providers for a comprehensive array of manufacturing services. The Company believes that this trend in which OEMs outsource increasing levels of their manufacturing requirements to EMS providers should continue, as OEMs realize the benefits of focusing on their core competencies of research and development, and sales and marketing. The Company's manufacturing services, which are provided on both a turnkey and consignment basis, include:

Pre-production Services

     The   Company's   pre-production  electronics  manufacturing
services include product development and materials procurement and inventory management.

     - Product Development. The Company's product development group interacts frequently with OEM customers early in the design process to optimize product design and product manufacturability. For each project, MCMS creates a design strategy based on a particular customer's requirements, product attributes, design guidelines and previous experience with similar products. After design, the Company often provides quick-turn prototype assembly. By participating in product design and prototype development, the Company reduces an OEM's manufacturing costs, accelerates time-to-volume production and ensures that new designs can be properly tested at a reasonable cost.

     - Materials Procurement and Inventory Management. The Company provides a broad range of materials management services and works in partnership with key component manufacturers and distributors through procurement and the deployment of programs such as schedule sharing, electronic data interface and Internet links. In addition, the Company has consignment and other just-in-time inventory programs in place with a number of its suppliers pursuant to which such suppliers consign or deliver materials and components to the Company for purchase by the Company as and if necessary to meet manufacturing requirements.

Manufacturing and Test Services

     The   majority  of  the  printed  circuit  board  assemblies
("PCBA") manufactured by MCMS utilize surface mount technology ("SMT") interconnection technology or a combination of SMT and pin-through-hole interconnection technologies. In addition, the Company has expertise in such advanced technologies as flip chip assembly, ball grid array ("BGA") and micro BGA. The Company also offers a comprehensive range of test services, including automated in-circuit and x-ray testing of PCBAs, as well as functional and environmental stress testing of both PCBAs and system level assemblies. MCMS, in conjunction with its customers, either fabricates or procures test hardware and develops application-specific test software. The Company employs, where practicable, a standard manufacturing platform at all manufacturing facilities. This standardization allows the Company to deliver consistent product quality on a worldwide basis to its OEM customers.

Memory Module Assembly

     The Company is a leading provider of memory modules which it primarily supplies to MTI, the largest manufacturer of dynamic random access memory ("DRAM") in the United States. MCMS manufactures standard and custom memory modules for MTI on a consignment basis and for other customers on a turnkey basis. As a former subsidiary of MTI, the Company has its roots in memory module production, and has used this expertise to gain access to new customers. Once the Company has been selected as a provider of memory modules to an OEM, MCMS seeks to expand the relationship to include a broader set of services.

System Level Assembly

     System level assembly is the connection of two or more sub-assemblies (such as PCBAs) into a finished enclosure. The Company specializes in the system level assembly of Internet Protocol switches and Internet servers. The Company's system level assembly operations are staffed with personnel from various functional areas including engineering, manufacturing management, testing and training.

End-Order Fulfillment

     The Company's relationship with several of its OEM customers extends beyond manufacturing to encompass the shipment of products directly to the OEM's customers. Prior to shipment, the Company performs all quality and testing functions to ensure that the products conform to the customer's standards of functionality, performance and durability. In addition, the Company possesses the flexibility, manufacturing expertise and information systems necessary to custom configure assemblies to meet the customer's unique requirements.

Sales and Marketing

Manufacturing Services and Customer Profile

      The Company provides a broad range of services for the manufacture of custom PCBAs, memory modules, and systems, including design, product engineering, procurement and material management, assembly, test engineering, quality assurance, and just-in-time delivery or end-order fulfillment. MCMS focuses on marketing its services to OEMs in the high-growth networking, telecommunications, and computer system industries that generally require custom board and system level design, assembly, and test and short manufacturing lead times at competitive pricing.

      The Company generally targets customers who: (i) focus on the high-end of their respective markets; (ii) possess significant volume growth opportunities; (iii) offer the possibility of multiple project or product prospects for MCMS and
(iv) are interested in a long-term, strategic partnership.

      In fiscal 1998, the Company provided manufacturing services for 29 active customers. As is typical for an EMS provider, a few of the Company's major customers represent a significant percentage of its net sales. During fiscal 1997 and 1998, the Company had two customers that comprised more than 10% of the Company's net sales. The Company's two largest customers represented 32.4% and 20.1%, respectively, of the Company's net sales in fiscal 1997 and 39.2% and 24.1%, respectively, of the Company's net sales in fiscal 1998. No other customer accounted for more than 10% of the Company's net sales in fiscal 1998. Decreases in sales to or margins with these or any other key customers could have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Factors--Customer Concentration; Dependence on Certain Industries." The Company operates in one industry segment, electronic manufacturing services, and has presence in three geographic regions, North America, Asia and Europe. Sales shipped to customers outside of the U.S. totaled approximately $54.2 million, $20.8 million and $43.4 million, or approximately 15%, 7% and 13% of total net sales, in fiscal 1996, 1997 and 1998, respectively. The Company had no sales attributable to foreign operations for fiscal 1996. In fiscal
1997 and 1998, net sales attributable to foreign operations totaled $6.0 million and $24.5 million or 2% and 7.3% of total net sales, respectively. Sales of these foreign operations are primarily denominated in United States dollars with sales for the Company's Belgian operation principally in Belgian and French Francs.

Backlog

       The Company's backlog as of September 3, 1998 was approximately $72.4 million. Backlog consists of purchase orders believed to be firm and that are expected to be filled typically within one to three months. Because of variations in the timing of orders, quantities ordered, delivery intervals, customer and product mix and delivery schedules, the Company's backlog as of any particular date may not be representative of actual sales for any subsequent period. In addition, customer orders can be canceled and volume levels can be changed or delayed. From time to time, some of the Company's customers have terminated their manufacturing arrangements with the Company, and other customers have reduced or delayed the volume of design and manufacturing services performed by the Company. Program or relationship termination and the replacement of canceled, delayed or reduced contracts with new business cannot be assured. Termination of a manufacturing relationship or changes, reductions or delays in orders could have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors -- Variability of Results of Operation."

Sales and Marketing Organization

      The Company markets its contract manufacturing services through a direct sales force as well as independent manufacturers' sales representatives throughout the world. The Company believes that this combination provides a cost-effective means for the Company to market its services, as compensation to its representatives is commission-based. The Company's marketing and sales organization consists of 4 marketing employees, 5 regional sales managers and 29 program managers. Regional sales managers have primary responsibility for identifying and developing new customer accounts. Regional sales managers also manage the Company's independent sales representatives in their respective territories, working closely with representatives to define effective account development strategies.

      The Company's ability to consistently meet or exceed customers' expectations has been its most effective marketing tool. Consequently, the program manager plays a critical role. Once a new account is brought in, a program manager is assigned to each customer and is responsible for the day to day management and the progress of existing programs. The program manager also uses his or her daily interface with the customer to identify and pursue additional revenue opportunities within the existing customer base.

Engineering

     The Company concentrates its engineering efforts principally on developing manufacturing process technologies to meet specific customer needs. The Company also conducts a limited amount of research and development in response to general technology trends in the EMS market, realizing these developments will likely become specific customer requirements in the future. As of September 3, 1998, the Company had approximately 225 employees engaged in PCBA design, process, product and test engineering, and product and equipment technical support.

Intellectual Property

      As of September 3, 1998, the Company held 17 patents and 37 patent applications on file with the U.S. Patent and Trademark Office. Though the Company considers these patents and patent applications important to its business, no patent or patent application is material to the operation of the business.

Competition

      The EMS industry is intensely competitive and highly fragmented. Competition consists of numerous regional, national and international participants as well as, indirectly, the manufacturing operations of a large number of OEMs who elect to perform their manufacturing internally rather than through an outside EMS firm. The Company competes directly with a number of EMS firms, including Celestica International Holdings Inc., Flextronics International, Ltd., Jabil Circuits, Inc., SCI Systems, Inc., Sanmina Corporation, and Solectron Corporation. To be competitive, the Company must provide technologically advanced manufacturing services, high quality products, flexible production schedules and reliable delivery of finished products on a timely and price competitive basis. Many of the Company's competitors have more geographically diversified manufacturing facilities, international procurement capabilities, research and development capabilities and sales and marketing resources than the Company. In addition, the Company may be at a competitive disadvantage because some of the Company's competitors are less financially leveraged, resulting in, among other things, greater operational and financial flexibility for such competitors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Certain Factors-Competition."

Environmental

       The Company's operations are subject to regulatory requirements and potential liabilities arising under certain federal, state, local and foreign environmental laws and regulations governing, among other things, air emissions, waste water discharge, waste storage, treatment and disposal, and remediation of releases of hazardous materials. In the course of its operations, MCMS handles limited amounts of materials that are considered hazardous under applicable law. The Company believes that it is in substantial compliance with all applicable environmental requirements, including without limitation, those governing the handling, storage and disposal of such materials and is aware of no outstanding legal proceedings against it arising under such laws.

Legal Proceedings

      From time to time, the Company is involved in various legal proceedings arising in the ordinary course of its business. The Company does not expect that these matters will have a material adverse effect on the Company's business, financial condition and results of operations.

Employees

      As of September 3, 1998, the Company had 1,578 full-time employees. Except for employees at its Colfontaine, Belgium facility, none of the Company's employees are represented by a labor union or any collective bargaining agreement. The Company's Belgian operations are subject to labor union agreements covering managerial, supervisory and production employees that set standards for, among other things, the maximum number of working hours and compensation levels. The Company believes that its employee relations are satisfactory.

ITEM 2.     PROPERTIES

      The Company currently operates manufacturing facilities in Nampa, Idaho, Durham, North Carolina, Penang, Malaysia, and Colfontaine, Belgium, and has an international procurement office in Singapore. With the exception of the Colfontaine, Belgium facility, which is currently in the process of ISO 9001 certification, each of these manufacturing facilities is ISO 9001 certified. All of the Company's manufacturing facilities employ, where practicable, standard hardware platforms.

     The following table sets forth certain information regarding the Company's manufacturing facilities as of September 3, 1998:

                                Approx.      Owned/
     Location                   Sq. Ft.      Leased
     ________                   _______     _______

     Nampa, Idaho               216,000       Owned

     Durham, North Carolina     110,000      Leased

     Penang, Malaysia            20,000      Leased

     Colfontaine, Belgium        85,000       Owned
                                _______

         Total                  431,000
                               ========


ITEM 3.     LEGAL PROCEEDINGS

     Not applicable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter covered by this report.

PART II
-------

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS

     There is no established public trading market for any class of the Company's common equity.

     As of September 30, 1998, there were 7 holders of record of the registrant's Class A Common Stock, 2 holders of record of the registrants Class B Common Stock and 7 holders of record for the registrants Class C Common Stock.

     The Company has never declared or paid any cash dividends on any class of its common equity. Except as the Company may be otherwise required to pay dividends on its outstanding preferred stock, the Company currently intends to retain its earnings for reinvestment in its business and does not currently anticipate paying any cash dividends on any class of common equity in the
foreseeable  future.   Notwithstanding the foregoing,  under  the
Company's Certificate of Incorporation, the Company may not declare or pay dividends on its common equity unless and until the Company has declared and paid full preferential dividends on any then outstanding 12 1/2% Series B Senior Exchangeable Preferred Stock ("Redeemable Preferred Stock"), Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock. Moreover, the Company's existing credit facility, as well as the indenture governing its outstanding Series B 9 3/4% Senior Subordinated Notes due 2008 and Series B Floating Interest Rate Subordinated Term Securities due 2008, restrict the Company from declaring or paying cash dividends on its outstanding common equity.

     In February 1998, the Company consummated the Recapitalization and, in connection therewith, the Company issued
(i) 2,761,177 shares of Class A Common Stock, (ii) 863,823 shares of Class B Common Stock, (iii) 874,999 shares of Class C Common Stock, (iv) 2,761,177 shares of Series A Preferred Stock, (v) 863,823 shares of Series B Preferred Stock, and (vi) 874,999 shares of Series C Preferred Stock, to Cornerstone and other investors in exchange for $61.2 million in cash. In connection with the Recapitalization, the Company also issued 500,000 shares of Class A Common Stock and 500,000 shares of Series A Preferred Stock to MEIC in partial payment for all of the then outstanding shares of the Company's capital stock then held by MEIC. The Company believes that the foregoing issuances of capital stock were exempt from the registration and prospectus delivery requirements of the Securities Act under Section 4(2) thereof, and the rules and regulations promulgated by the Securities and Exchange Commission thereunder, insofar as the offer and sale of such securities did not involve a public offering.

     In addition to the foregoing, in connection with the Recapitalization, the Company also issued 250,000 shares of 12 1/2% Senior Exchangeable Preferred Stock (the "Senior Preferred Stock") to BT Alex Brown, as the initial purchaser, in exchange for $24,000,000 in cash. The Company believes that this issuance of capital stock was exempt from the registration and prospectus delivery requirements of the Securities Act under Section 4(2) thereof, and the rules and regulations promulgated by the Securities and Exchange Commission thereunder, insofar as the offer and sale of such securities did not involve a public offering. Following the issuance of such securities to BT Alex Brown, the Company effected an exchange offer, registered under the Securities Act, pursuant to which the Senior Preferred Stock was exchanged for Series B 12 1/2% Redeemable Preferred Stock with substantially the same terms and conditions as the Senior Preferred Stock.

     The Company used the proceeds from the issuance and sale of the equity securities described above to Cornerstone and other investors to fund a portion of the purchase price for shares of the Company's capital stock acquired from MEIC in connection with the Recapitalization.

     During fiscal 1998, MCMS also granted options under its 1998 Stock Option Plan (the "Option Plan") to employees of the Company to purchase an aggregate of 1,240,000 shares of the Company's Common Stock at an exercise price of $2.27 per share. The Company believes that the foregoing stock option grants did not require registration under the Securities Act, nor an exemption from the registration requirements thereof, insofar as such grants did not involve the "offer" or "sale" of securities within the meaning of Section 2(3) of the Securities Act.

ITEM 6.     SELECTED FINANCIAL DATA

     The following selected historical financial information of MCMS has been derived from the historical consolidated financial statements and should be read in conjunction with the consolidated financial statements and the notes included therein.


                                                            Five Year Selected Financial Highlights
                                                         (Dollars in thousands, except per share data)

                                          September 1,     August 31,     August 29,     August 28,     September 3,
Fiscal year ended                             1994            1995           1996           1997            1998
                                          ____________    ____________   ____________   ____________   _____________

Statement of Operations Data:
 Net sales                                    $117,313       $188,782       $374,116       $292,379        $ 333,920
 Cost of goods sold                            104,857        169,758        341,110        258,982          303,251
                                              --------       --------       --------       --------         --------
 Gross profit                                   12,456         19,024         33,006         33,397           30,669
 Selling, general and
   Administrative expenses                       5,129          6,464          9,303         12,560           15,798
                                               --------       --------       --------       --------         --------
 Income from operations                          7,327         12,560         23,703         20,837           14,871
 Other expense (income):
 Interest expense (income), net                   (163)          (613)          (482)          (380)           9,212
 Transaction expenses                                -              -              -              -            8,398
                                              --------       --------       --------       --------         --------

 Income (loss) before taxes                      7,490         13,173         24,185         21,217           (2,739)
 Income tax provision (benefit)                  2,869          5,142          9,190          8,465             (930)
                                              ________       ________       ________       ________         ________

 Net income (loss)                            $  4,621       $  8,031       $ 14,995       $ 12,752        $  (1,809)
                                              ========       ========       ========       ========         ========
 Net income (loss) per share -
   basic and diluted (4) (5)                  $  4,621       $  8,031       $ 14,995       $ 12,752        $   (1.36)
                                              ========       ========       ========       ========         ========

Balance Sheet Data (End of  Period):
 Cash and cash equivalents                    $    693       $ 15,000       $ 16,290       $ 13,636        $   7,542
 Working capital, excluding
    cash and cash equivalents                   13,999         25,218         10,065         15,454           21,929
 Total assets                                   43,515         93,823        113,245        124,862          145,052
 Total debt                                      7,660          6,671              -          1,049          185,157
 Redeemable preferred  stock                         -              -              -              -           25,675
 Shareholders' equity  (deficit)(1)             18,843         50,493         65,881         78,191         (113,051)

Statement of Cash Flow Data:
 Cash provided by (used in)
    Operating activities                        (2,016)         2,124         33,620         20,723            1,353
 Cash used in investing activities              (4,837)        (9,931)       (25,643)       (23,969)         (19,742)
 Cash provided by (used in)
    financing activities                         2,368         22,114         (6,687)           592           12,508
Other Financial Data:
 EBITDA (2)                                   $  9,763       $ 16,029       $ 29,128       $ 29,656        $  27,263
 Depreciation and amortization (3)               2,436          3,469          5,425          8,819           12,392
 Total capital expenditures                      5,180         10,116         31,229         24,120           20,164

(1) As of September 1, 1994 and August 31, 1995, shareholders' equity amounts represent division equity.

(2) "EBITDA" is defined herein as income before income taxes, depreciation, amortization, transaction expenses and net interest expense.  EBITDA is presented because the Company believes it is frequently used by investors in the evaluation of companies.  However, EBITDA should not be used as an alternative to GAAP measurements such as net income as a measure of results of operations or to cash flows as a measure of liquidity in accordance with generally accepted accounting principles.

(3) In fiscal 1998 depreciation and amortization amount excludes $526,000 of deferred loan amortization that was expensed as interest.

(4) The weighted average number of shares used to calculated net income (loss) per share was 1,000 shares in fiscal
1994, 1995, 1996 and 1997 and 2,534,183 shares in fiscal 1998.

(5) Net income (loss) per share reflects a loss of  0.72 per share plus the effect of 0.64 loss per share related to dividend payments in kind on Redeemable Preferred Stock on June 1, 1998 and September 1, 1998. See - "Item 14:
Exhibits, Financial Statement Schedule and Reports on Form 8-K--Exhibit 11".

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

      Many of the statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking in nature and, accordingly, whether they prove to be accurate is subject to many risks and uncertainties. The actual results that the Company achieves may differ materially from any forward - looking statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations. See "Certain Factors."

     MCMS is a leading electronics manufacturing services ("EMS") provider serving original equipment manufacturers ("OEMs") in the networking, telecommunications, computer systems and other rapidly growing sectors of the electronics industry. The Company offers a broad range of capabilities and manufacturing management services, including product design and prototype manufacturing; materials procurement and inventory management; the manufacture and testing of printed circuit board assemblies ("PCBAs"), memory modules and systems; quality assurance; and end-order fulfillment.

    On February 26, 1998, the Company consummated a recapitalization (the "Recapitalization") pursuant to an Amended and Restated Recapitalization Agreement dated as of February 1, 1998 (as amended, the "Recapitalization Agreement") by and among MEI, MEI California, Inc. ("MEIC"), a wholly owned subsidiary of MEI, Cornerstone Equity Investors IV, L.P. ("Cornerstone") and the Company. Pursuant to the Recapitalization, the Company redeemed from MEIC 90% of the then outstanding common stock of the Company. In order to finance the Recapitalization, the
Company: (i) issued $145.0 million in aggregate principal amount of 9 _% Senior Subordinated Notes due 2008, (ii) issued $30.0 million in aggregate principal amount of Floating Interest Rate Subordinated Term Securities due 2008, (iii) issued 250,000 shares of redeemable preferred stock ($25.0 million liquidation preference), (iv) received an equity contribution of $61.2 million in cash from Cornerstone and other investors, and (v) used $3.3 million of its own cash. The Company used these proceeds to purchase 90% of the then outstanding common stock of the Company from MEIC for $249.2 million, fund $15.0 million in transaction related fees and expenses, and repay $0.3 million of existing indebtedness. MEIC retained a 10% equity interest in the Company.

      MCMS provides manufacturing services on both a turnkey and consignment basis. Under a consignment arrangement, the OEM procures the components and the Company assembles them in exchange for a process fee. Under a turnkey arrangement, the Company assumes responsibility for both the procurement of components and their assembly. Turnkey manufacturing generates higher net sales than consignment manufacturing due to the generation of revenue from materials as well as labor and manufacturing overhead, but also results in lower gross margins than consignment manufacturing because the Company generally realizes lower gross margins on materials-based revenue than on manufacturing-based revenue. The Company also provides services on a partial consignment basis, whereby the OEM procures certain materials and the Company procures the remaining materials. Consignment revenues (excluding partial consignment revenues) accounted for 6.4% of the Company's fiscal 1998 net sales.

      In fiscal 1998, approximately 13.0% of the Company's net sales were shipped to customers outside of the U.S. with less than 1.0% direct into the Southeast Asian market, which is currently experiencing unfavorable currency and economic conditions. Certain of the Company's major customers sell products into the Southeast Asian market, although the Company estimates, based on conversations with its customers, that less than 10% of its sales in fiscal 1998 were directly or indirectly into the Southeast Asian market. These and other factors which affect the industries or the markets that the Company serves, and which affect any of the Company's major customers in particular, could have a material adverse effect on the Company's results of operations. See "Certain Factors-International Operations."

Results of Operations
                                                 August 29,      August 28,     September 3,
Fiscal year ended                                   1996            1997            1998
---------------------------------------------------------------------------------------------

Net sales                                          100.0%          100.0%          100.1%
Costs of sales                                      91.2            88.6            90.8
                                                   ------          ------          ------
Gross margin                                         8.8            11.4             9.2
Selling, general and administrative expenses         2.5             4.3             4.7
                                                   ------          ------          ------
Income from operations                               6.3             7.1             4.5
Other expense (income):
Interest expense (income), net                      (0.1)           (0.1)            2.8
Transaction expenses                                   -               -             2.5
                                                   ------          ------          ------
Income (loss) before taxes                           6.4             7.2            (0.8)
Income tax provision (benefit)                       2.4             2.8            (0.3)
                                                   ------          ------          ------
Net income (loss)                                    4.0%            4.4%           (0.5)%
                                                   ======          ======          =======
Depreciation and amortization                        1.5%            3.0%            3.7%
                                                   ======          ======          =======

(1) In fiscal 1998 depreciation and amortization amount excludes $526,000 of deferred loan amortization that was expensed as interest.


Fiscal 1998 Compared to Fiscal 1997

       Net Sales. Net sales for fiscal 1998 increased by $41.5 million, or 14.2%, to $333.9 million from $292.4 million for fiscal 1997. The increase in net sales was primarily attributable to an increase in the number of PCBAs and system assemblies shipped to customers in the networking and telecommunication industries and, to a lesser extent, an increase in sales of consigned memory modules. The increase in unit PCBA sales was partially offset by lower prices and a decline in the sales derived from turnkey memory modules. The Company's ability to meet demand for increased shipments was the result of an expansion of manufacturing capacity at its Nampa facilities as well as continued ramp-up of the Malaysian facility which began operations in the second quarter of fiscal 1997.

      In fiscal 1997 and 1998, net sales attributable to foreign operations totaled $6.0 million and $24.5 million or 2% and 7.3% of total net sales, respectively. Foreign net sales in 1998 reflect $10.3 million from the Company's Belgian operation acquired in November 1997.

      Gross Profit. Gross profit for fiscal 1998 decreased by $2.7 million, or 8.2%, to $30.7 million from $33.4 million for fiscal 1997. Gross margin for fiscal 1998 decreased to 9.2% of net sales from 11.4% in fiscal 1997. The decrease in gross margin was principally attributable to lower gross margins realized on the Company's PCBA sales and custom modules as well as a higher percentage of sales in fiscal 1998 derived from PCBAs. The lower margins on PCBAs was primarily due to lower prices and inefficiencies related to new product introductions. To a lesser extent, start-up costs in the Company's Belgian operation had a negative impact on gross margin. The Company anticipates that the Belgian operation will continue to have a negative impact on margins in fiscal 1999.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") for fiscal 1998 increased by $3.2 million, or 25.8%, to $15.8 million from $12.6 million for fiscal 1997. As a percentage of net sales for fiscal 1998, SG&A increased to 4.7% from 4.3%. This increase for fiscal 1998 was the result of additional headcount in senior management, finance and administration, sales and marketing, and information technology, additional SG&A in the Malaysian and Belgian operations and duplicative costs associated with the transition service charges from MTI and MEI which were incurred as part of the Recapitalization. This increase in SG&A was partially offset by a change in estimate related to allowance for doubtful accounts of $0.8 million.

       Transaction   Expenses.       In   connection   with   the
Recapitalization, the Company incurred transaction expenses of $8.4 million. Transaction expenses included $2.7 million in fees under a transaction agreement, $2.2 million in banking fees, $1.4 million to terminate employment contracts of certain executives with MEI; $0.7 million to buyout certain MTI and MEI options held by certain executives; and $1.4 million in accounting fees, legal fees and other transaction costs.

     Interest Expense. Interest expense for fiscal 1998 increased by $9.6 million to $9.2 million from $0.4 million in interest income for fiscal 1997. The interest expense increased due to the addition of $175 million in long-term debt which was incurred in conjunction with the Recapitalizaton.

     Provision (Benefit) for Income Taxes. Income taxes for the year ended September 3, 1998 decreased by $9.4 million to ($0.9) million from $8.5 million for the year ended August 28, 1997. The Company's effective income tax rate for 1998 decreased to 33.9% from 39.9% for the comparable period in 1997 principally as a result of certain transaction expenses for which no tax deduction is allowed, offset in part by certain changes in estimates for accrued liabilities as a result of the Recapitalization Agreement and reduction in taxes due to foreign operations. During fiscal 1998, the Company's international subsidiaries generated $1.2 million of income on which the Company provided no income taxes.

      Net Income. For the reasons stated above, net income for fiscal 1998 decreased by $14.6 million, or 114.2%, to ($1.8) million, compared to $12.8 million for fiscal 1997. As a percentage of net sales, net income for the fiscal 1998 decreased to (0.5%) from 4.4% for fiscal 1997.

Fiscal 1997 Compared to Fiscal 1996

      Net Sales. Net sales for fiscal 1997 decreased by $81.7 million, or 21.8%, to $292.4 million from $374.1 million for fiscal 1996. This decline was primarily attributable to the substantial decline in the price of DRAM, which resulted in a $155.2 million decrease in turnkey memory module net sales, despite an increase in volume. In addition, $16.5 million of the net sales decline was attributable to a price decrease in consignment memory modules. These decreases were partially offset by an increase of $93.5 million in net sales primarily related to increased shipments from complex PCBA and system level manufacturing.

      Gross Profit. Gross profit for fiscal 1997 increased by $0.4 million, or 1.2% to $33.4 million from $33.0 million for fiscal 1996. Gross profit increased slightly despite a decline in net sales as a result of increased unit volumes of complex PCBAs, partially offset by declines related to turnkey memory modules. Gross margin for fiscal 1997 increased to 11.4% of net sales from 8.8% in fiscal 1996 primarily as a result of the reduced revenue base from the DRAM price decline and shift in revenues towards consignment and partial consignment sales. In addition, gross margins improved as a result of increased utilization at the Durham and Nampa facilities for fiscal 1997.

      Selling, General and Administrative Expenses. SG&A for fiscal 1997 increased by $3.3 million, or 35.0%, to $12.6 million from $9.3 million in fiscal 1996. As a percentage of net sales, SG&A increased to 4.3% for fiscal 1997 from 2.5% for fiscal 1996. This increase was principally attributable to increased headcount in senior management, finance and administration, and sales and marketing, and information technology, as well as start-up costs associated with the Malaysian facility. The increase in SG&A as a percentage of net sales was primarily attributable to factors noted above as well as the decreased absorption of fixed costs.

      Provision for Income Taxes. Income taxes for fiscal 1997 decreased by $0.7 million, or 7.9%, to $8.5 million from $9.2 million for fiscal 1996. The Company's effective income tax rate for fiscal 1997 increased to 39.9% from 38.0% for fiscal 1996.
For fiscal 1997, the Company is included in the U.S. federal income tax return of MEI. Income tax expenses for all years were computed as if the Company were a separate taxpayer. The increase in effective tax rate is principally due to operating losses of the Malaysian facility for which related deferred tax assets were fully reserved.

      Net Income. For the reasons stated above, net income for fiscal 1997 decreased by $2.2 million, or 15.0%, to $12.8 million, compared to $15.0 million for fiscal 1996. As a percentage of net sales, net income for fiscal 1997 increased to 4.4% from 4.0% for fiscal 1996.

Liquidity and Capital Resources

      During fiscal 1998, the Company's cash and cash equivalents decreased by $6.1 million. Net cash provided by operating activities was $1.4 million, net of $8.4 million of transaction expenses and $9.2 million of interest expense. Net cash used by investing activities was $19.8 million and net cash provided by
financing  activities  was  $12.3  million.   Net  cash  used  by
investing activities during the fiscal year ended September 3, 1998 was primarily attributable to capital expenditures for additional manufacturing capacity in the U.S., the acquisition and improvement of the company's Belgian operation and implementation of the Baan Enterprise Resource Planning ("ERP") system. Net cash generated from financing activities principally resulted from net borrowings under the Company's existing credit facilities.

       Receivables, inventory, accounts payable, and accrued expenses on a net basis increased by $6.5 million during 1998. The average collection period for accounts receivable and the average inventory turns were 40.4 days and 11.1 turns compared to
43.5 days and 11.4 turns during fiscal 1998 and 1997, respectively. The average collection period and average inventory turn level vary as a function of sales volume, sales volatility, product mix, payment terms with customers and suppliers and the mix of consigned and turnkey business.

      Capital expenditures during fiscal 1998 were $20.1 million, including, $8.5 million for additional manufacturing capacity in the U.S., $6.2 million for the acquisition and improvement of the Company's Belgian operation and $5.4 million toward the implementation of the Baan ERP system. The Company anticipates spending an additional $4.6 in fiscal 1999 to complete the ERP system implementation. See "Certain Factors -- "Baan Implementation" and "Year 2000 Compliance." "

      In conjunction with the Recapitalization, the Company entered into a revolving credit facility ("Revolving Credit Facility") with Bankers Trust Company, as agent, which provides for borrowings of up to $40.0 million for working capital, capital expenditures and other general corporate purposes. As of September 3, 1998, the Company had drawn $9.5 million on the Revolving Credit Facility. As of September 3, 1998, the Company was in compliance with the covenants under the Revolving Credit Facility, as amended May 20, 1998 for periods through August 31, 1999.

     The Company's principal sources of future liquidity are cash flows from operating activities and borrowings under the Revolving Credit Facility. The Company is highly leveraged and believes that these sources should provide sufficient liquidity and capital resources to meet its current and future interest payments, working capital and capital expenditures obligations. No assurance can be given, however, that this will be the case. Depending upon rate of growth and profitability and the ability of the Company to manage its working capital effectively, including its inventory turns and accounts receivable collection period, the Company may require additional equity or debt financing to meet its interest payments and working capital requirements or capital equipment needs. There can be no assurance that additional financing will be available when required or, if available, will be on terms satisfactory to the Company. The Company's future operating performance and ability to service or refinance the Notes and to repay, extend or refinance the Revolving Credit Facility will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control. See "Certain Factors-- High Level of Indebtedness; Ability to Service Indebtedness and Satisfy Preferred Stock Dividend Requirements."

Certain Factors

High  Level of Indebtedness; Ability to Service Indebtedness  and
Satisfy Preferred Stock Dividend Requirements

      The Company is highly leveraged. At September 3, 1998, the Company had approximately $185.2 million of total indebtedness outstanding (exclusive of unused commitments of $30.5 million under the Revolving Credit Facility), Series B 12 1/2% Senior Preferred Stock (the "Redeemable Preferred Stock") outstanding with an aggregate liquidation preference of $26.6 million, and convertible preferred stock outstanding with an aggregate liquidation preference of approximately $56.7 million. The Company may incur additional indebtedness from time to time to provide for working capital or capital expenditures or for other purposes, subject to certain restrictions in the (i) the
Revolving Credit Facility (ii) Indenture (the "Indenture") governing the Series B 9 3/4% Senior Subordinated Notes due 2008 and the Series B Floating Interest Rate Subordinated Term Securities due 2008 (collectively, the "Notes"), (iii) the Certificate of Designation relating to the Redeemable Preferred Stock (the "Certificate of Designation") and (iv) the Indenture governing the 12 1/2% Subordinated Exchange Debentures (the "Exchange Debentures") due 2010 issuable in exchange for the Redeemable Preferred Stock (the "Exchange Indenture").

     The level of the Company's indebtedness could have important consequences to the Company and the holders of the Company's securities, including, but not limited to, the following: (i) a substantial portion of the Company's cash flow from operations must be dedicated to debt service and will not be available for other purposes; (ii) the Company's ability to obtain additional financing in the future, as needed, may be limited; (iii) the
Company's leveraged position and covenants contained in the Indenture, the Certificate of Designation, the Exchange Indenture and the Revolving Credit Facility may limit its ability to grow and make capital improvements and acquisitions; (iv) the Company's level of indebtedness may make it more vulnerable to economic downturns; and (v) the Company may be at a competitive disadvantage because some of the Company's competitors are less financially leveraged, resulting in greater operational and financial flexibility for such competitors.

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

Restrictions  Imposed  by  Terms of Indebtedness  and  Redeemable
Preferred Stock

      The Indenture, the Certificate of Designation, the Exchange Indenture and the Revolving Credit Facility contain certain covenants that restrict, among other things, the ability of the Company and its subsidiaries to incur additional indebtedness, consummate certain assets sales and purchases, issue preferred stock, incur liens, pay dividends or make certain other restricted payments, enter into certain transactions with affiliates, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of the Company and its subsidiaries, none of which impaired the Company's ability to conduct business in fiscal 1998. A breach of any of these covenants could result in a default under the Revolving Credit Facility, the Indenture and the Exchange Indenture and would violate certain provisions of the Certificate of Designation. The Revolving Credit Facility also requires the Company to maintain specified financial ratios and to satisfy certain financial condition tests. The ability of the Company to meet those financial ratios and financial condition tests can be affected by events beyond its control, and there can be no assurance that the Company will meet those ratios and tests.

      In the event the Company does not meet such tests, the availability of capital from bank borrowings, including but not limited to the ability to access the Revolving Credit Facility, could be adversely affected. The inability to borrow under the Revolving Credit Facility could have a material adverse effect on the Company's business, financial condition and results of operations.

      Upon an event of default under the Revolving Credit Facility, the Indenture or the Exchange Indenture, the lenders thereunder could elect to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable. In the case of the Revolving Credit Facility, if the Company were unable to repay those amounts, the lenders thereunder could proceed against the collateral granted to them to secure that indebtedness. Such collateral is comprised of substantially all of the tangible and intangible assets of the Company, including the capital stock of its subsidiaries (limited to no more than 65% of the capital stock of its foreign subsidiaries).

      On May 20, 1998, the Company and its lenders under the Revolving Credit Facility amended certain financial covenants under the Revolving Credit Facility through August 31, 1999. As of September 3, 1998, the Company was in compliance with such financial covenants, as amended.

Customer Concentration; Dependence on Certain Industries

      At any given time, certain customers may account for significant portions of the Company's net sales. For fiscal 1998, approximately 76% of net sales were derived from networking and telecommunications customers. For fiscal 1998, the Company's ten largest customers accounted for approximately 88.0% of net sales. The Company's top two customers accounted for approximately 39.2% and 24.1% of net sales for fiscal 1998. In addition, the Company has another major customer that operates under a consignment manufacturing model and, while sales are less than 10% of total revenue, the customer makes an important contribution to the Company's overall financial performance. Decreases in sales to or margins with these or any other key customers could have a material adverse effect on the Company's business, financial condition and results of operations.

      The Company expects to continue to depend upon a relatively small number of customers for a significant percentage of its net sales. There can be no assurance that the Company's principal customers will continue to purchase services at current levels, if at all. The percentage of the Company's sales to such major customers may fluctuate from period-to-period. Significant reductions in sales to any of the Company's major customers as well as period-to-period fluctuations in sales and changes in product mix ordered by such customers could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Variability of Results of Operations

      The Company's results of operations may be affected by a number of factors including economic conditions, price competition; the level of volume and the timing of customer orders, product mix, management of manufacturing processes, materials procurement and inventory management, fixed asset utilization, foreign currency fluctuations, the level of experience in manufacturing a particular product, customer product delivery requirements, availability and pricing of components, availability of experienced labor, the integration of acquired businesses, start-up costs associated with adding new geographical  locations,  research  and  development  costs,  and failure to introduce, or lack of market acceptance, new processes, services, technologies and products. In addition, the level of net sales and gross margin can greatly shift based on whether certain projects are contracted on a turnkey basis where the Company purchases materials, versus on a consignment basis, where materials are provided by the customer (turnkey manufacturing tends to result in higher net sales and lower gross margins than consignment manufacturing). An adverse change in one or more of these factors could have a material adverse effect on the Company's business, financial condition and results of operations.

   In addition, customer orders can be canceled and volume levels can be changed or delayed. From time to time, some of the Company's customers have terminated their manufacturing arrangements with the Company, and other customers have reduced or delayed the volume of design and manufacturing services performed by the Company. Resolving customer obligations due to program or relationship termination and the replacement of canceled, delayed or reduced contracts with new business cannot be assured. Termination of a manufacturing relationship or changes, reductions or delays in orders could have a material adverse effect on the Company's business, financial condition and results of operations.

Management of Growth

      The Company opened a new manufacturing facility in Penang, Malaysia in October 1996 and completed the acquisition of an Alcatel Bell N.V. facility and related assets in November 1997. Expansion has caused, and is expected to cause, strain on the Company's infrastructure, including its managerial, technical, financial, information systems and other resources. To manage further growth, the Company must continue to enhance financial and operational controls, develop or hire additional executive officers and other qualified personnel. Continued growth will also require increased investments to add manufacturing capacity and to enhance management information systems. See "Certain Factors--Baan Implementation." There can be no assurance that the Company will be able to scale its internal infrastructure and other resources to effectively manage growth and the failure to do so could have a material adverse effect on the Company's business, financial condition and results of operations.

     The markets served by the Company are characterized by short product life cycles and rapid technology changes. The Company's ability to successfully support new product introductions is critical to the Company's customers. New product introductions have caused, and are expected to continue to cause, certain inefficiencies and strain on the Company's resources. Any such inefficiencies could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Baan Implementation

     In fiscal 1997, the Company finalized selection of a company-wide enterprise resource planning software solution to, among other things, accommodate the future growth and requirements of
the   Company   and,   in  October  1997,   the   Company   began
implementation of ERP software provided by Baan U.S.A., Inc. (the "Baan ERP System"). The Company based its selection criteria on a number of items it deemed critical, and included among other things, multi-site and foreign currency capabilities, 7x24 hour system availability, enhanced customer communications, end-order fulfillment and other mix mode manufacturing support and year 2000 compliance. The Company intends to implement the software beginning in late 1998 with completion scheduled in 1999. There can be no assurance that the Company will be successfully and timely in its implementation efforts and any delay of such implementation could have a material adverse affect on the
Company's   business,   financial  condition   and   results   of
operations.

Year 2000 Compliance

     State of Readiness

     The Year 2000 presents issues because many computer hardware and software systems use only the last two digits to refer to a calendar year. Consequently, these systems may fail to process dates correctly after December 31, 1999, which may cause system
failures.   In  October  1997, the Company  established  a  cross
functional team chartered with the specific task of evaluating all of the Company's software, equipment and processes for Year
2000  compliance.   This  team  determined   that  a  substantial
portion  of  the  Company's systems,  including its  company-wide
enterprise  resource  planning  ("ERP") system,  were  not   Year
2000  compliant  and  therefore   developed  a  plan  to  resolve
this issue which includes, among other things, implementing the Baan ERP system. The Baan ERP system is being implemented across all of the Company's sites beginning late 1998 with targeted completion scheduled in 1999. In addition, the Company retained the services of an outside consulting firm to review and validate the Company's evaluation and implementation plan. The Company believes that the Baan ERP system will make all "mission critical" company information systems compliant.

     As part of the Company's Year 2000 compliance evaluation, the Company has contacted key suppliers and significant customers to determine the extent to which the Company is exposed to those third parties' failure to remedy their Year 2000 compliance issues. To date, approximately 12% of the suppliers contacted have responded, and, of those responding, approximately 20% have stated to the Company that they are Year 2000 compliant. The Company will continue to contact key suppliers and significant customers as part of its Year 2000 compliance evaluation. In addition, the Company intends to conduct audits and/or testing of certain suppliers for Year 2000 compliance. Although there can be no assurance, the Company anticipates that its actions will reduce risks to the Company which might arise from the failure of such suppliers to adequately address Year 2000 issues.

     Costs

     The total costs, whether capitalized or expensed, associated with implementation and system modification is anticipated to be approximately $10 million, excluding internal programming time on existing systems. The total amount spent in fiscal 1998 related to this project was $5.8 million with anticipated expenditures of $4.6 million in fiscal 1999. This amount includes the costs associated with new systems that will be Year 2000 compliant even though such compliance was not the primary reason for installation.

     Contingency Plan

     The Company does not currently have in place any contingency plans if Year 2000 issues are not resolved in time or go undetected.

     Risks Associated with the Company's  Year 2000 Issues

     The Company presently believes that by modifying existing software and converting to new software, such as the Baan ERP system, the Year 2000 problem will not pose significant operational problems for the Company's information systems. However, if such modifications and conversions are not timely or not properly implemented, the Year 2000 problem could affect the ability of the Company, among other things, to manufacture product, procure and manage materials, and administer functions and processes, which could have a material adverse effect on the Company's business, financial condition and results of operations. Additionally, failure of third party suppliers to become Year 2000 compliant on a timely basis could create a need for the Company to change suppliers and otherwise impair the sourcing of components, raw materials or services to the Company, or the functionality of such components or raw materials, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

   In addition, the Company's Year 2000 compliance efforts have caused significant strain on the Company's information technology resources and, as a result, could cause the deferral or cancellation of other important Company projects. There can be no assurance that the delay or cancellation of such projects will not have a material adverse affect on the Company's business, financial condition and results of operations. Also, see Customer Concentration; Dependence on Certain Industries.

Competition

     The electronics manufacturing services industry is intensely competitive and subject to rapid change, and includes numerous regional, national and international companies, a number of which have achieved substantial market share. The Company believes that the primary competitive factors in its targeted markets are manufacturing technology, product quality, responsiveness and flexibility, consistency of performance, range of services provided, the location of facilities and price. To be competitive, the Company must provide technologically advanced manufacturing services, high quality products, flexible production schedules and reliable delivery of finished products on a timely and price competitive basis. Failure to satisfy any of the foregoing requirements could materially and adversely affect the Company's competitive position. The Company competes directly with a number of EMS firms, including Celestica International Holdings Inc., Flextronics International, Ltd., Jabil Circuits, Inc., SCI Systems, Inc., Sanmina Corporation, and Solectron Corporation. The Company also faces indirect competition from the captive manufacturing operations of its current and prospective customers, which continually evaluate the merits of manufacturing products internally rather than using the services of EMS providers. Many of the Company's competitors have more geographically diversified manufacturing facilities, international procurement capabilities, research and development and capital and marketing resources than the Company. In addition, the Company may be at a competitive disadvantage because some of the Company's competitors are less financially leveraged, resulting in, among other things, greater operational and financial flexibility for such competitors. See "Certain Factors--High Level of Indebtedness; Ability to Service Indebtedness and Satisfy Preferred Stock Dividend Requirements." In recent years, the EMS industry has attracted new entrants, including large OEMs with excess manufacturing capacity, and many existing participants have substantially expanded their manufacturing capacity by expanding their facilities through both internal expansion and acquisitions. In the event of a decrease in overall demand for EMS services, this increased capacity could result in substantial pricing pressures, which could have a material adverse effect on the Company's business, financial condition and results of operations.

Capital Requirements

     The Company believes that, in order to achieve its long-term expansion objectives and maintain and enhance its competitive position, it will need significant financial resources over the next several years for capital expenditures, including investments in manufacturing capabilities and management information systems, working capital and debt service. The
Company has added significant manufacturing capacity and increased capital expenditures since 1995. In April 1995, it opened its Durham, North Carolina facility. In October 1996, it opened its first international facility in Penang, Malaysia and moved from its former Boise, Idaho facility to a new facility in Nampa, Idaho. In November 1997, it purchased its first European facility in Colfontaine, Belgium from Alcatel. The Company anticipates that its capital expenditures will continue to increase as the Company expands its facilities in Asia and Europe, invests in necessary equipment to continue new product production, and continues to invest in new technologies and equipment to increase the performance and the cost efficiency of its manufacturing operations. The precise amount and timing of the Company's future funding needs cannot be determined at this time and will depend upon a number of factors, including the demand for the Company's services and the Company's management of its working capital. The Company may not be able to obtain additional financing on acceptable terms or at all. If the Company is unable to obtain sufficient capital, it could be required to reduce or delay its capital expenditures and facilities expansion, which could materially adversely affect the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

International Operations

  The Company currently offers EMS capabilities in North America, Asia and Europe. Management believes that the percentage of the Company's revenue derived from international sales will increase in the future as international OEMs increasingly adopt the outsourcing model as a manufacturing solution. In fiscal 1998, net sales attributable to foreign operations totaled $24.5 million or 7.3% of total net sales. The Company may be affected by economic and political conditions in each of the countries in which it operates and certain other risks of doing business abroad, including fluctuations in the value of currencies, import duties, changes to import and export regulations (including quotas), possible restrictions on the transfer of funds, employee turnover, labor or civil unrest, long payment cycles, greater difficulty in collecting accounts receivable, the burdens, cost and risk of compliance with a variety of foreign laws, and, in certain parts of the world, political and economic instability.

In addition, the attractiveness of the Company's services to its United States customers is affected by United States trade policies, such as "most favored nation" status and trade preferences, which are reviewed periodically by the United States government. Changes in policies by the United States or foreign governments could result in, for example, increased duties, higher taxation, currency conversion limitations, hostility toward United States-owned operations, limitations on imports or exports, or the expropriation of private enterprises, any of which could have a material adverse effect on the Company's business, financial condition or results of operations. The Company's Belgian operations are subject to labor union agreements covering managerial, supervisory and production employees, which set standards for, among other things, the maximum number of working hours and minimum compensation levels. In addition, economic considerations may make it difficult for the Company to compete effectively compared to other lower cost European locations. The Company's Malaysian operations and assets are subject to significant political, economic, legal and other uncertainties customary for businesses located in Southeast Asia.

      The Company's international operations are based in Belgium and Malaysia. The functional currencies of the Company's international operations are the Belgian Franc and the Malaysian Ringgit. The Company's financial performance may be adversely impacted by changes in exchange rates between these currencies and the U.S. dollar. Fixed assets for the Belgian and Malaysian operations are denominated in each entity's functional currency and translation gains or losses will occur as the exchange rate between the local functional currency and the U.S. dollar fluctuates on each balance sheet reporting date. The Company's investments in fixed assets as of September 3, 1998 were $6.6 million (10.7% of total fixed assets) and $2.5 million (4.0% of total fixed assets) in Belgium and Malaysia, respectively. The Company's cumulative translation losses as of September 3, 1998, were $0.0 million and $2.3 million for the Belgian and Malaysian operations, respectively. The Company's investments in Belgium and Malaysia are long-term in nature and, therefore, the translations adjustments are shown as a separate component of shareholders' equity and do not effect the Company's net income. An additional risk is that certain working capital accounts such as accounts receivable and accounts payable are denominated in currencies other than the functional currency and may give rise to exchange gains or losses upon settlement or at the end of any financial reporting period. Sales in currencies other than the functional currency were approximately 2.6% and 4.2% of consolidated sales for the fiscal year ended September 3, 1998 for Belgium and Malaysia, respectively. The Company's transaction gains for the fiscal year ended September 3, 1998 were $0.2 million and $0.0 million for the Belgian and Malaysian operations, respectively. The exchange rate between the Malaysian Ringgit and U.S. dollar has been extremely volatile over the last year. In September 1998, the Malaysian government imposed currency control measures which, among other things, fixed the exchange rate between the United States dollar and the Malaysian Ringgit. The Company attempts to minimize the impact of exchange rate volatility by entering into U.S. dollar denominated transactions whenever possible for purchases of raw materials and capital equipment and by keeping minimal cash balances of foreign currencies. Direct labor, manufacturing overhead, and selling, general and administrative costs of the international operations are also denominated in the local currencies. Transaction losses are reflected in the Company's net income. As exchange rates fluctuate, the Company will continue to experience translation and transaction adjustments related to its investments in Belgium and Malaysia which could have a material and adverse effect on the Company's business, financial condition and results of operations.

Dependence on Key Personnel

      The Company's continued success depends to a large extent upon the efforts and abilities of key managerial and technical employees. The Company's business will also depend upon its ability to continue to attract and retain qualified employees. Although the Company has been successful in attracting and retaining key managerial and technical employees to date, the loss of services of certain key employees, in particular any of its three executive officers, or the Company's failure to continue to attract and retain other key managerial and technical employees could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Concentration of Ownership

      Upon consummation of the Recapitalization, Cornerstone and certain other investors beneficially owned in the aggregate approximately 90.0% of the outstanding capital stock (other than the Redeemable Preferred Stock) of the Company. As a result, although no single investor has more than 49.0% of the voting power of the Company's outstanding securities or the ability to appoint a majority of the directors, the aggregate votes of these investors could determine the composition of a majority of the board of directors and, therefore, influence the management and policies of the Company.

Effect of Recently Issued Accounting Standards

      In June 1997, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the presentation of comprehensive income in the financial statements. Comprehensive income includes income and loss components which are otherwise recorded directly to shareholders' equity under generally accepted accounting principles. The adoption of SFAS No. 130 is effective for the Company in fiscal 1999. As this Statement addresses reporting and presentation issues only, there will be no impact on earnings from its adoption.

      In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires publicly held companies to report financial and other information about key revenue-producing segments of the entity for which such information is available and is utilized by the chief operating decision-maker. Specific information to be reported for individual segments includes profit or loss, certain revenue and expense items and total assets. A reconciliation of segment financial information to amounts reported in the financial statements is also to be provided. SFAS No. 131 is effective for the Company in fiscal 1999 and the form of the presentation in the Company's financial statements has not yet been determined.


ITEM 7A.   QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT
           MARKET RISK

      The Company has $145 million in fixed rate debt and $30 million in variable rate debt. The Company's Series B Floating Interest Rate Subordinated Term Securities ("FIRSTS") due 2008 and Revolving Credit Facility are floating interest rate borrowings and are subject to periodic adjustments. As interest rates fluctuate the Company may experience interest expense increases that may materially impact financial results. For example, if interest rates were to increase or decrease by 1% the result would be an annual increase or decrease of $300,000 to interest expense, with respect to the FIRSTS, on the Company's statement of operations.

     The Company uses the U.S. dollar as its functional currency, except for its operations in Belgium and Malaysia. The Company has evaluated the potential costs and benefits of hedging potential adverse changes in the exchange rates between U.S. dollar, Belgian Franc and Malaysian Ringgit. Currently, the Company does not enter into derivative financial instruments because a substantial portion of the Company's sales in these foreign operations are in U.S dollar. The assets and liabilities of the these two operations are translated into U.S. dollars at an exchange rates in effect at the period end date. Income and expense items are translated at the year-to-date average rate. Aggregate transaction gains or losses included in net income have not been material.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Index to Consolidated Financial Statements


                                                                       Page
                                                                       ----
Consolidated Financial Statements:
  Report of Independent Accountants                                     20

  Consolidated Balance Sheets as of August 28, 1997 and                 22
    September 3, 1998

  Consolidated Statements of Operations for the Fiscal Years            23
    Ended August 29, 1996, August 28, 1997 and September 3, 1998

  Consolidated Statements of Shareholders' Equity for the Fiscal        24
    Years Ended August 29, 1996, August 28, 1997 and
    September 3, 1998

  Consolidated Statements of Cash Flows for the Fiscal Years            27
    Ended August 29, 1996, August 28, 1997 and September 3, 1998

  Notes to Consolidated Financial Statements                            28

  Independent Auditors' Report                                          40

Financial Statement Schedule:
  Schedule II - Valuation and Qualifying Accounts for the Fiscal        41
    Years Ended August 19, 1996, August 28, 1997 and
    September 3, 1998

                REPORT OF INDEPENDENT ACCOUNTANTS

The Shareholders and Board of Directors
MCMS, Inc.

      We have audited the accompanying consolidated balance sheet of MCMS, Inc. and subsidiaries as of September 3, 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MCMS, Inc. and subsidiaries as of September 3, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.




                                   KPMG Peat marwick  LLP



Denver, Colorado
October 2, 1998

                REPORT OF INDEPENDENT ACCOUNTANTS

The Shareholder and Board of Directors
Micron Custom Manufacturing Services, Inc.

      We have audited the accompanying consolidated balance sheet of Micron Custom Manufacturing Services, Inc. as of August 28, 1997, and the related consolidated statements of operations, shareholder's equity and cash flows for each of the two years in the period ended August 28, 1997, which financial statements are included in the accompanying index. We have also audited the financial statement schedule listed in the accompanying index for each of the two years in the period ended August 28, 1997. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Micron Custom Manufacturing Services, Inc. as of August 28, 1997, and their consolidated results of operations and cash flows for each of the two years in the period ended August 28, 1997 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




                                   Coopers & Lybrand L.L.P.



Boise, Idaho
October 29, 1997

                                          MCMS, INC.
                                 CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                     August 28,      September 3,
As of                                                                   1997            1998
------------------------------------------------------------------------------------------------
ASSETS
Current Assets
Cash and cash equivalents                                               $ 13,636    $   7,542
Trade accounts receivable, net of allowances for doubtful accounts
 of $881 and $97                                                          33,715       34,231
Receivable from affiliates                                                 4,247        2,096
Inventories                                                               17,786       29,816
Deferred income taxes                                                      1,600        1,255
Other current assets                                                          63          356
                                                                        --------     --------
          Total current assets                                            71,047       75,296
Property, plant and equipment, net                                        53,484       62,106
Other assets                                                                 331        7,650
                                                                        --------     --------
          Total assets                                                  $124,862    $ 145,052
                                                                        ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Current portion of long-term debt                                       $  1,049    $     420
Accounts payable and accrued expenses                                     34,930       44,433
Payable to affiliates                                                      5,978          775
Interest payable                                                               -          197
                                                                        --------     --------
Total current liabilities                                                 41,957       45,825
Notes payable, net of current portion                                          -      184,737
Deferred income taxes                                                      4,208        1,286
Other liabilities                                                            506          580
                                                                        --------     --------
          Total liabilities                                               46,671      232,428

Redeemable preferred stock, no par value, 750,000 shares
authorized; 266,313 shares issued and outstanding; mandatory
redemption value of $26.6 million                                              -       25,675
                                                                         --------     --------

Commitments and contingencies                                                  -            -

Common stock, par value $0.10 per share, authorized 100,000 shares;
 1,000 issued and outstanding as of  August 28, 1997                           -            -
Series A convertible preferred stock, par value $0.001 per share,
 6,000,000 shares authorized; 3,261,177 shares issued and
 outstanding as of  September 3, 1998 aggregate liquidation
 preference of $36,949,135                                                     -            3
Series B convertible preferred stock, par value $0.001 per share,
 6,000,000 shares authorized; 863,823 shares issued and outstanding as of  September 3, 1998, aggregate liquidation preference of
 $9,787,115                                                                    -            1
Series C convertible preferred stock, par value $0.001 per share,
 1,000,000 shares authorized; 874,999 shares issued and outstanding as of  September 3, 1998, aggregate liquidation preference of
 $9,913,739                                                                    -            1
Class A common stock, par value $0.001 per share, 30,000,000 shares authorized; 3,261,177 shares issued and outstanding as of
 September 3, 1998                                                             -            3
Class B common stock, par value $0.001 per share, 12,000,000 shares authorized; 863,823 shares issued and outstanding as of
 September, 1998                                                               -            1
Class C common stock, par value $0.001 per share, 2,000,000 shares authorized; 874,999 shares issued and outstanding as of September
 3, 1998                                                                       -            1
Additional paid-in capital                                                35,813       63,318
Foreign currency translation adjustment                                     (630)      (2,270)
Retained earnings (deficit)                                               43,008     (174,109)
                                                                        --------    ---------
          Total shareholders' equity (deficit)                            78,191     (113,051)
                                                                        --------    ---------
          Total liabilities and shareholders' equity (deficit)          $124,862    $ 145,052
                                                                        ========    =========


See accompanying notes to consolidated financial statements.


                                       MCMS, INC.
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                 August 29,    August 28,      September 3,
Fiscal year ended                                   1996          1997             1998
-------------------------------------------------------------------------------------------

Net sales                                        $   374,116   $   292,379    $   333,920
Cost of goods sold                                   341,110       258,982        303,251
                                                 -----------   -----------    -----------
Gross profit                                          33,006        33,397         30,669

Selling, general and administrative expenses           9,303        12,560         15,798
                                                 -----------   -----------    -----------

Income from operations                                23,703        20,837         14,871

Other expense (income):
Interest expense (income), net                          (482)         (380)         9,212
Transaction expenses                                       -             -          8,398
                                                 -----------   -----------    -----------

Income (loss) before taxes                            24,185        21,217         (2,739)

Income tax provision (benefit)                         9,190         8,465           (930)
                                                 -----------   -----------    -----------

Net income (loss)                                $    14,995   $    12,752    $    (1,809)
                                                 ===========   ===========    ===========

Net income (loss) per share  - basic and
diluted                                          $    14,995   $    12,752    $     (1.36)
                                                 ===========   ===========    ===========

Weighted average common shares outstanding -
basic and diluted                                      1,000         1,000      2,534,183
                                                 ===========   ===========    ===========

See accompanying notes to consolidated financial statements.


                                             MCMS, INC.
                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                       (DOLLARS IN THOUSANDS)


                                                             PREFERRED STOCK
                                     -----------------------------------------------------------------
                                          SERIES A               SERIES B              SERIES C
                                        ($0.001 PAR)           ($0.001 PAR)          ($0.001 PAR)
                                     -------------------------------- --------------------------------
                                      Shares      Amount      Shares    Amount    Shares      Amount
                                     --------    --------    --------  -------   --------    ---------

Balance as of August 31,
  1995                                       -          -          -          -         -           -
Tax effect of stock plans                    -          -          -          -         -           -
Net income                                   -          -
                                     --------    --------    --------   -------  --------    --------
Balance as of August 29,
  1996                                       -          -          -          -         -           -
Capital contribution                         -          -          -          -         -           -
Net income                                   -          -          -          -         -           -
Translation loss                             -          -          -          -         -           -
                                     --------    --------    --------   -------  --------    --------

Balance as of August 28,
  1997                                       -          -          -          -         -           -
Capital contribution                         -          -          -          -         -           -
Redemption of common stock
  and recapitalization                 500,000    $     1          -          -         -           -
Issuance of  Series A and B
  and C preferred stock              2,761,177          2    863,823    $     1   874,999    $      1
Issuance of Class A and B
  and C common stock                         -          -          -          -         -           -
Net income                                   -          -          -          -         -           -
Translation loss                             -          -          -          -         -           -
Preferred stock dividends                    -          -          -          -         -           -
                                     --------    --------    --------   -------  --------    --------

Balance as of September 3,
  1998                               3,261,177    $     3    863,823    $     1   874,999    $      1
                                     =========    =======    ========   =======   =======    ========


See accompanying notes to consolidated financial statements.


                                                            MCMS, INC.
                                    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                                      (DOLLARS IN THOUSANDS)

                                                                           COMMON STOCK
                                  -------------------------------------------------------------------------------------------
                                                               CLASS A                  CLASS B                 CLASS C
                                     ($0.001 PAR)            ($0.001 PAR)            ($0.001 PAR)             ($0.001 PAR)
                                  -----------------      ------------------       ------------------       ------------------
                                  Shares     Amount      Shares      Amount       Shares      Amount       Shares      Amount
                                  -------    ------      -------     ------       -------     ------       -------     ------
Balance as of August 31,
  1995                              1,000        -             -        -             -           -             -           -
Tax effect of stock plans               -        -             -        -             -           -             -           -
Net income                              -        -             -        -             -           -             -           -
                                  -------    ------      -------     ------       -------     ------       -------     ------
Balance as of August 29,
  1996                              1,000        -             -        -             -           -             -           -
Capital contribution                    -        -             -        -             -           -             -           -
Net income                              -        -             -        -             -           -             -           -
Translation loss                        -        -             -        -             -           -             -           -
                                  -------    ------      -------     ------       -------     ------       -------     ------
Balance as of August 28,
  1997                              1,000        -             -        -             -           -             -           -
Capital contribution                    -        -             -        -             -           -             -           -
Redemption of common stock
  and recapitalization             (1,000)       -       500,000    $   1             -           -             -           -
Issuance of  Series A and B
  and C preferred stock                 -        -             -        -             -           -             -           -
Issuance of Class A and B
  and C common stock                    -        -     2,761,177        2       863,823      $    1       874,999      $    1
Net income                              -        -             -        -             -           -             -           -
Translation loss                        -        -             -        -             -           -             -           -
Preferred stock dividends               -        -             -        -             -           -             -           -
                                  -------    ------    ---------    ------      -------      ------       -------      ------
Balance as of September 3,
  1998                                  -        -     3,261,177    $   3       863,823      $    1       874,999      $    1
                                  =======    ======    =========    ======      =======      ======       =======      ======




See accompanying notes to consolidated financial statements.



                                            MCMS, INC.
                    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                      (DOLLARS IN THOUSANDS)

                                                        FOREIGN                            TOTAL
                                       ADDITIONAL       CURRENCY         RETAINED      SHAREHOLDERS'
                                        PAID-IN       TRANSLATION        EARNINGS         EQUITY
                                        CAPITAL        ADJUSTMENT        (DEFICIT)       (DEFICIT)
                                       -----------    ------------      -----------    -------------
Balance as of August 31,
  1995                                  $   35,232              -       $  15,261       $   50,493
Tax effect of stock plans                      393              -               -              393
Net income                                       -              -          14,995           14,995
                                        ----------      ---------       ---------       -----------
Balance as of August 29,
  1996                                      35,625              -          30,256           65,881
Capital contribution                           188              -               -              188
Net income                                       -              -          12,752           12,752
Translation loss                                 -      $    (630)              -             (630)
                                        ----------      ---------       ---------       -----------
Balance as of August 28,
  1997                                      35,813           (630)         43,008           78,191
Capital contribution                         1,786              -               -            1,786
Redemption of common stock
  and recapitalization                     (33,841)             -        (215,308)        (249,147)
Issuance of  Series A and B
  and C preferred stock                     50,996              -               -           51,000
Issuance of Class A and B
  and C common stock                        10,196              -               -           10,200
Net income (loss)                                -              -          (1,809)          (1,809)
Translation loss                                 -         (1,640)              -           (1,640)
Preferred stock dividends                   (1,632)             -               -           (1,632)
                                        ----------      ---------       ---------       -----------
Balance as of September 3,
  1998                                  $   63,318      $  (2,270)      $(174,109)      $ (113,051)
                                        ==========      ==========      ==========      ===========



See accompanying notes to consolidated financial statements.



                                                           MCMS, INC.
                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         (IN THOUSANDS)


                                                                                August 29,       August 28,        September 3,
Fiscal year ended                                                                  1996             1997                1998
________________________________________________________________________________________________________________________________
Net income (loss)                                                               $  14,995        $   12,752        $   (1,809)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization                                                       5,425             8,819            12,918
Gain on sale of property, plant and equipment                                          98               (72)              (90)
Write-off of deferred loan costs                                                        -                 -               206
Changes in operating assets and liabilities:
  Receivables, net                                                                  6,003            (5,498)              419
  Inventories                                                                         279             3,881           (12,301)
  Other assets                                                                         22                 -              (855)
  Accounts payable and accrued expenses                                             7,356            (2,173)            5,372
  Deferred income taxes                                                              (536)            2,886            (2,577)
  Other liabilities                                                                   (22)              128                80
                                                                                 ---------         ---------       -----------
Net cash provided by operating activities                                          33,620            20,723             1,363
                                                                                 ---------         ---------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment                                    (31,229)          (24,120)          (20,111)
Proceeds from sales of property, plant and equipment                                5,597               151               359
Other                                                                                 (11)                -                 -
                                                                                 ---------         ---------       -----------
Net cash used by investing activities                                             (25,643)          (23,969)          (19,752)
                                                                                 ---------         ---------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Capital contributions                                                                   -                 -             1,786
Repurchase of common stock and recapitalization                                         -                 -          (249,147)
Proceeds from issuance of common stock                                                  -                 -            10,200
Proceeds from issuance of convertible preferred stock                                   -                 -            51,000
Proceeds from issuance of redeemable preferred stock                                    -                 -            24,000
Proceeds from borrowings                                                                -            12,300           186,500
Repayments of debt                                                                 (6,687)          (11,487)           (3,964)
Payment of deferred debt issuance costs                                                 -                 -            (7,867)
Other                                                                                   -              (221)                -
                                                                                 ---------         ---------       -----------
Net cash provided by (used for) financing activities                               (6,687)              592            12,508
                                                                                 ---------         ---------       -----------
Effect of exchange rate changes on cash and cash equivalents                            -                 -              (213)
                                                                                 ---------         ---------       -----------
Net increase (decrease) in cash and cash equivalents                                1,290            (2,654)           (6,094)

Cash and cash equivalents at beginning of period                                   15,000            16,290            13,636
                                                                                ----------       -----------       -----------
Cash and cash equivalents at end of period                                      $  16,290        $   13,636        $    7,542
                                                                                ==========       ===========       ==========
SUPPLEMENTAL DISCLOSURES
Income taxes paid                                                               $   9,293        $    9,962        $      792
Interest paid, net of amounts capitalized                                             360                21             9,023
Noncash investing activities:
Foreign currency translation adjustment                                                 -               630             1,640
Contracts payable and notes payable incurred for capitalized software                   -                 -             1,659




See accompanying notes to consolidated financial statements.


                           MCMS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts in thousands, except share and per share amounts)

Note 1.  Significant Accounting Policies

      Business: MCMS, Inc. (the "Company"), is an electronics manufacturing services provider serving OEMs. The Company provides product design and prototype manufacturing; materials procurement and inventory management; the manufacture and testing of PCBAs, memory modules and systems; quality assurance; and end-order fulfillment. The Company markets and sells products and manufacturing services primarily to original equipment manufacturers in diverse electronic industries including computers, peripherals, networking and telecommunications. The Company operates two sites in the United States and one site in Asia and acquired a site in Colfontaine, Belgium in November 1997.

       On February 26, 1998 the Company completed a Recapitalization. Prior to the closing of the Recapitalization, the Company was a wholly owned subsidiary of MEI California, Inc. ("MEIC"), a wholly owned subsidiary of Micron Electronics, Inc. ("MEI"). Under the terms of the amended and restated Recapitalization Agreement, certain unrelated investors (the "Investors") acquired an equity interest in the Company. In order to complete the Recapitalization, the Company arranged for additional financing in the form of notes and redeemable preferred stock totaling $200.0 million. The Company used the proceeds from the Investors' equity investment and the issuance of notes and redeemable preferred stock to redeem a portion of MEIC's outstanding equity interest for approximately $249.2 million. Subsequent to the Recapitalization, MEIC holds a 10% equity interest in the Company. In connection with the Recapitalization, the Company's name was changed from Micron Custom Manufacturing Services, Inc. to MCMS, Inc.

     Basis of presentation: The financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company's fiscal year is the 52 or 53 week period ending on the Thursday closest to August 31. As of September 3, 1998 the Company was 10% owned by MEIC which is indirectly majority owned by Micron Technology, Inc. ("MTI").

      Use of estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Although, actual results could differ from those estimates, management believes its estimates are reasonable.

       Revenue  recognition:   Revenue  from  product  sales   to
customers is generally recognized upon shipment. A provision for estimated sales returns under warranty is recorded in the period in which the sales are recognized.

      Earnings per share: Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding. Common equivalent shares result from the assumed exercise of outstanding stock options and affect earnings per share when they have a dilutive effect. For the fiscal year ended September 3, 1998, the inclusion of 3.3 million , 0.9 million and 0.9 million common shares issuable upon conversion of the Series A, Series B and Series C Preferred Convertible Stock are not included in the calculation of diluted earnings per share because the effect would be antidilutive.

      Stock options: The Company has adopted the disclosure-only provisions of SFAS 123, "Accounting for Stock-Based Compensation." The Company continues to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB No. 25, "Accounting for Stock Issued to Employees."

      Cash Equivalents: The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

      Financial instruments: Prior to the Recapitalization, the Company invested its excess cash in an investment pool administered by MEI. The investment pool included highly liquid short-term investments with original maturities of three months or less and readily convertible to cash.

                           MCMS, INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Tabular dollar amounts in thousands, except share and per share amounts)

      Since the Recapitalization, the Company has invested it excess cash in overnight repurchase agreements consisting of treasuries and government agency securities.

      Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and trade accounts receivable. A concentration of credit risk may exist with respect to trade receivables, as many of the Company's customers are affiliated with the computer, peripheral, networking and telecommunications industries. The Company performs ongoing credit evaluations on its customers and generally does not require collateral. Historically, the Company has not experienced significant losses related to receivables from individual customers or groups of customers in any particular industry or geographic area.

     The amounts reported as cash equivalents, receivables, other assets and accounts payable and accrued expenses and debt are considered by the Company to be reasonable approximations of their fair values, based on market information available to management as of September 3, 1998. The use of different market assumptions and estimation methodologies could have a material effect on the estimated fair value amounts. The reported fair values do not take into consideration potential taxes or other expenses that would be incurred in an actual settlement.

     Inventories: Inventories are stated at the lower of average cost or market.

       Property, plant and equipment: Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of 5 to 30 years for buildings and 2 to 5 years for software and equipment.

      Accounting for Long-lived Assets: The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of property and equipment is measured by comparison of its carrying amount to future net cash flows the property and equipment are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property and equipment exceeds its fair market value. To date, the Company has made no adjustments to the carrying value of its long-lived assets.

     Debt Issuance Costs: Costs incurred in connection with the issuance of new debt instruments are deferred and included in other assets. Such costs are amortized over the term of the related debt obligation.

     Income Taxes: The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. When necessary, a valuation allowance is recorded to reduce tax assets to an amount whose realization is more likely than not.

      Foreign currency translation: The functional currency of the Company's international subsidiaries are the Malaysian Ringgit and the Belgian Franc. Financial statements of the international subsidiaries are translated into U.S. dollars for consolidated financial reporting using the exchange rate in effect at each balance sheet date for assets and liabilities. The resulting translation adjustments are recorded as a separate component of shareholders' equity and, accordingly, have no effect on income. Revenues, expenses, gains and losses are translated using a weighted average exchange rate for each period. Transaction gains and losses are included in the determination of consolidated net income. For the fiscal year ended August 28, 1997 and September 3, 1998, the Company incurred net transaction gains of $159,000 and $151,000, respectively. There were no transaction gains or losses in 1996.

      Recently issued accounting standards: In June 1997, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the presentation of comprehensive income in the financial statements. Comprehensive income includes income and loss components which are otherwise recorded directly to shareholders' equity under generally accepted accounting principles. The adoption of SFAS
No. 130 is effective for the Company in fiscal 1999. As this SFAS addresses reporting and presentation issues only, there will be no impact on earnings from its adoption.

                           MCMS, INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - CONTINUED
(Tabular dollar amounts in thousands, except share and per share amounts)

      In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires publicly held companies to report financial and other information about key revenue-producing segments of the entity for which such information is available and is utilized by the chief operating decision-maker. Specific information to be reported for individual segments includes profit or loss, certain revenue and expense items and total assets. A reconciliation of segment financial information to amounts reported in the financial statements is also to be provided. SFAS No. 131 is effective for the Company in fiscal 1999 and the form of the presentation in the Company's financial statements has not yet been determined.

Note 2.  Inventories
                                                August 28,     September 3,
                                                   1997            1998
                                                ----------     ------------
     Raw materials ......................       $  11,885      $  18,126
     Work in progress ...................           4,043         11,020
     Finished goods .....................           1,858            670
                                                ---------      ---------
                                                $  17,786      $  29,816
                                                =========      =========
Note 3.  Property, Plant and Equipment
                                                August 28,     September 3,
                                                   1997            1998
                                                ----------     ------------
     Land ...............................       $     751      $   1,320
     Buildings ..........................          24,577         29,490
     Equipment and software .............          48,609         57,820
     Construction in progress ...........              62          4,556
                                                ---------      ---------
                                                   73,999         93,186
     Less accumulated depreciation
       and amortization .................         (20,515)       (31,080)
                                                ---------      ---------
                                                $  53,484      $  62,106
                                                =========      =========
Note 4.  Other Assets
                                                 August 28,     September 3,
                                                    1997            1998
                                                ----------     ------------
     Deferred financing costs ...........       $     215      $   7,554
     Equipment deposits .................              50              -
     Deferred patent costs ..............              66             96
                                                ---------      ---------
                                                $     331      $   7,650
                                                =========      =========

Note 5.  Accounts Payable and Accrued Expenses
                                                August 28,     September 3,
                                                   1997            1998
                                                ----------     ------------
     Trade accounts payable .............       $  29,248      $  39,152
     Short-term equipment contracts .....           1,307            543
     Salaries, wages, and benefits ......           3,521          3,619
     Other ..............................             854          1,119
                                                ---------      ---------
                                                $  34,930      $  44,433
                                                =========      =========

                           MCMS, INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - CONTINUED
(Tabular dollar amounts in thousands, except share and per share amounts)

Note 6.  Debt

                                                                                                 August 28,      September 3,
                                                                                                   1997              1998
                                                                                                ------------     -------------
Revolving loan, monthly installments through May 3, 1998, interest rate
  7.70% at August 28, 1997 ................................................................     $      833       $        -
Revolving loan, maturities at the Company's option  to February 26, 2003,  interest due
  quarterly,  interest rates  ranging from 8.38% to 10.75% (8.38% at September 3, 1998)....              -            9,500
Note payable, matures on August 15, 1998, interest due at maturity,
  Weighted average interest rate equal to interest earned on the Company's
  Cash investments (5.84% and  5.24% at August 28, 1997 and
  September  3, 1998, respectively) .......................................................            216              212
Senior subordinated notes (the "Fixed Rate Notes"), unsecured, interest due
  Semiannually, matures on March 1, 2008, interest rate of 9.75% ..........................              -          145,000
Floating interest rate subordinated term securities, (the "Floating Rate
  Notes"), unsecured, interest due semiannually, matures on March 1, 2008,
  Variable interest rate equal to LIBOR plus 4.63%  ( 10.22% at September 3, 1998).........              -           30,000
Note payable, quarterly installments through October 1, 2000,
  Interest rate of 3.51% ..................................................................              -              445
                                                                                                -----------      -----------
Total debt ................................................................................          1,049          185,157
Less current portion ......................................................................         (1,049)            (420)
                                                                                                -----------      -----------

                                                                                                $        -       $  184,737
                                                                                                ===========      ===========

        Maturities of debt as of September 3, 1998 are as follows:

        Fiscal year
        ------------
        1999 .........................                   $  420
        2000 .........................                      189
        2001 .........................                       48
        2002 .........................                        -
        2003 and thereafter ..........                  184,500
                                                       --------
                                                       $185,157
                                                       ========

                The Fixed Rate Notes are redeemable at the Company's option, in whole any time or in part from time to time, on and after March 1, 2003, upon not less than 30 nor more than 60 days notice. The redemption rate, if redeemed during the twelve month period commencing on March 1, dec reases from 104.875% in 2003 to 100.000% in 2006 and thereafter (expressed as percentages of the principal amount thereof). At any time, or from time to time, on or prior to March 1, 2001, the Company may use the net cash proceeds of one or more Public Equity Offerings to redeem the Fixed Rate Notes at a redemption price equal to 109.750% of the principal amount thereof if certain restrictions regarding principal amount and additional fixed rate notes are met.

      The Floating Rate Notes are redeemable, at the Company's option, in whole at any time or in part from time to time, upon not less than 30 nor more than 60 days notice. The redemption price, if redeemed during the twelve month period commencing on March 1, decreases from 105% in 1998 to 100% in 2003 and thereafter (expressed as percentages of the principal amount thereof).

      Among other restrictions, the Notes described above contain covenants relating to limitation on incurrence of additional indebtedness, limitation on restricted payments, limitation on asset sales and limitation on dividends.

   On February 26, 1998, the Company entered into a $40,000,000 Revolving Credit Facility (the "Revolving Facility") with various lending institutions. Amounts outstanding bear interest at the lesser of the applicable Eurodollar Rate plus 2.75% or the Base Rate plus 1.75%, as defined in the Revolving Facility (8.38% as of September 3, 1998). The Company is required to pay a commitment fee of 0.5% per annum based upon the average unused portion. Borrowings under the Revolving Facility accrue interest at rates adjusted periodically depending on the Company's financial performance as measured each fiscal quarter and

                            MCMS, INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - CONTINUED
(Tabular dollar amounts in thousands, except share and per share amounts)

market interest rates. As of September 3, 1998, $9,500,000 was outstanding under the Revolving Facility. The Revolving Facility matures on February 26, 2003 and contains various covenants including minimum levels of EBITDA, minimum interest coverage, maximum leverage ratios, restrictions on capital expenditures and additional indebtedness as well as restrictions on payment of dividends. The Revolving Facility contains customary events of default. In the event any default or breach of covenant under the Revolving Facility occurs, the default could result in events of default for the Notes and Redeemable Preferred Stock.

     On April 15, 1997, the Company entered into a Revolving Loan Agreement (the "Agreement") with a financial institution that provides for borrowings up to $15,000,000. Under the terms of the Agreement, the amount available to borrow decreases by $1,000,000 annually. The interest rate on the borrowed funds is based on the 30 day commercial paper rate plus 2.15% (7.70% as of August 28,
1997). The Agreement expires in May 2007 and borrowings are collaterized by the Company's real property located in Nampa, Idaho. Under the Agreement, the Company is subject to certain financial ratios and covenants including limitations on the amount of dividends. As of August 28, 1997, $833,000 was outstanding under the Agreement. In conjunction with the Recapitalization Agreement the then outstanding balance of $333,000 was paid off and the Agreement was cancelled on February 26, 1998.

      On March 17, 1997, the Company entered into an unsecured Revolving Credit Facility with MEI that provides for borrowings up to $20,000,000, based upon the Company's net worth. As of August 28, 1997 the Company was eligible to borrow up to $17,000,000 pursuant to the agreement but had no borrowings outstanding. The interest rate on borrowed funds is based upon the 90 day LIBOR rate plus 1.00%. In conjunction with the Recapitalization Agreement the above agreement was cancelled on February 26, 1998.

     Interest income is net of $233,000 and $65,000, of interest expense in fiscal years ended August 29, 1996 and August 28, 1997, respectively. Interest expense is net of interest income of $549,000 in the fiscal year ended September 3, 1998. Construction period interest of $18,000, $228,000, and $34,000 was capitalized in fiscal years ended August 29, 1996, August 28, 1997 and September 3, 1998, respectively.

Note 7.  Redeemable Preferred Stock

       The Redeemable Preferred Stock is redeemable at the Company's option, in whole or in part, at any time on or after March 1, 2003. The redemption rate, if redeemed during the twelve month period commencing on March 1, decreases from 106.25% in 2003 to 100.00% in 2006 and thereafter (expressed in percentages of the liquidation preference thereof). At any time, or from time to time, prior to March 1, 2001, the Company may use the net cash proceeds of one or more Public Equity Offerings to redeem the preferred stock at a redemption price of 112.50% of the then effective liquidation preference thereof plus, without duplication, an amount equal to all accumulated and unpaid dividends to the redemption date including an amount equal to the prorated dividend for the period from the dividend payment date immediately prior to the redemption date to the redemption date.

      The Redeemable Preferred Stock will be subject to mandatory redemption in whole on March 1, 2010 at a price equal to 100% of the liquidation preference thereof plus all accumulated and unpaid dividends to the date of redemption. The Redeemable
Preferred Stock is recorded at its liquidation preference discounted for issuance costs of $1,000,000. The preferred stock discount is being accreted by charging additional paid-in capital over the twelve-year term of the Redeemable Preferred Stock.

       The Redeemable Preferred Stock, subject to certain restrictions, is exchangeable for the Exchange Debentures at the option of the Company on any dividend payment date on or after the issue date. The Redeemable Preferred Stock has liquidation preferences over Common Stock and has a liquidation value of $100 per share plus cumulative unpaid dividends thereon. Redeemable Preferred Stockholders are entitled to a cumulative 12 1/2% annual dividend based upon the liquidation preference per share of Redeemable Preferred Stock, payable quarterly. On June 1, 1998 and September 1, 1998, the Company elected to pay such dividends in kind.

      Accrued dividends on the Redeemable Preferred Stock are payable upon certain defined events which include: any voluntary or involuntary liquidation, dissolution or winding up of the Company. At the Company's option, dividends may be paid either in cash or by the issuance of additional shares

                           MCMS, INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - CONTINUED
(Tabular dollar amounts in thousands, except share and per share amounts)

of Redeemable Preferred Stock with a liquidation preference equal to the amount of such dividends through March 1, 2003, thereafter, dividends will be payable in cash. All dividends are cumulative, whether or not earned or declared, on a daily basis from February 26, 1998 and compound on a quarterly basis. Dividends on the Redeemable Preferred Stock are accrued monthly to the liquidation preference amount by charges to additional paid-in capital for dividends expected to be paid by issuing additional shares of Redeemable Preferred Stock. The holders of Redeemable Preferred Stock are not entitled to vote on any matter required or permitted to be voted upon by the shareholders of the Company.

Note 8.  Shareholders' Equity

      Each share of Series A, Series B, and Series C preferred stock (hereinafter called the "Convertible Preferred Stock") is convertible into one share of Class A, Class B and Class C common stock (hereinafter called the "Common Stock"), respectively. Holders of Series A preferred stock and Class A common stock are entitled to one vote per share. Holders of Series B preferred stock and Class B common stock do not have any voting rights. Holders of Series C preferred stock and Class C common stock are entitled to two votes per share. The holders of all voting series of Convertible Preferred Stock and classes of Common Stock will vote as a single class on all matters.

       Holders of Convertible Preferred Stock will be paid dividends, when and if declared by the Company, on each share of Convertible Preferred Stock on the liquidation value per share plus all declared and unpaid dividends. Such dividends shall not be cumulative. Holders of Convertible Preferred Stock will participate together with the shares of Common Stock as if such shares of Convertible Preferred Stock had been converted into shares of Common Stock in all dividends paid with respect to the Common Stock.

      Upon any voluntary or involuntary liquidation, dissolution or winding up of the Company, holders of Convertible Preferred Stock will be entitled to be paid, out of the assets of the Company available for distribution to shareholders after payment of amounts owed with respect to any stock senior to the Convertible Preferred Stock (including the Redeemable Preferred Stock), the liquidation preference per share of Convertible Preferred Stock, plus, without duplication, an amount in cash equal to all declared and unpaid dividends thereon before any distribution is made on the Common Stock. The aggregate liquidation preference of the Convertible Preferred Stock is approximately $56.7 million.

Note 9.  Transaction Expenses

      Transaction  expenses associated with the  Recapitalization
Agreement are comprised of the following items:

        Transaction agreement fee ...............      $2,710
        Bank  fees ..............................       2,150
        Termination agreements ..................       1,400
        MEI/MTI stock option buyback ............         698
        Other ...................................       1,440
                                                       ------
                                                       $8,398
                                                       ======
Note 10.  Stock Purchase and Incentive Plans

      MEI's 1995 Stock Option Plan provided for the granting of incentive and nonstatutory stock options to eligible employees of both MEI and the Company. As of August 28, 1997, there were 5,000,000 shares of MEI's common stock reserved for issuance under the plan. MEI's Board of Directors had approved reserving an additional 5,000,000 shares of common stock for the plan, subject to shareholder approval. Exercise prices of the incentive and nonstatutory stock options had generally been 100% and 85%, respectively, of the fair market value of MEI's stock on the date of grant. Options were granted subject to terms and conditions determined by MEI's Board of Directors, and generally were exercisable in increments of 20% for each year of employment beginning one year from date of grant and generally expire six years from date of grant.

      MEI's 1995 Employee Stock Purchase Plan allowed eligible employees of both MEI and the Company to purchase shares of MEI common stock through payroll deductions. The shares could be

                           MCMS, INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - CONTINUED
(Tabular dollar amounts in thousands, except share and per share amounts)

purchased for 85% of the lower of the beginning or ending fair market value of each six month offering period and were restricted from resale for a period of one year from the date of purchase. Purchases were limited to 20% of an employee's eligible compensation. A total of 2,500,000 shares of MEI common stock were reserved for issuance under the plan, of which approximately 271,000 shares had been issued to employees of both MEI and the Company as of August 28, 1997.


      As a result of the Recapitalization Agreement, employees of the Company no longer participate in the MEI stock option plan. In accordance with the MEI option plan, employees had 30 days from the date of Recapitalization to exercise any vested options. The Company elected to pay employees who maintained continuous employment with the Company for six months after the Recapitalization date $2.00 per option for any options not exercised 30 days subsequent to the Recapitalization in return for cancellation of those options. In September 1998, the Company paid $471,000 related to the cancellation of these options.

      Option activity for the Company's portion of MEI's option plan is summarized as follows:

                                                    Weighted                   Weighted
                                    August 29,      Average     August 28,     Average
Fiscal year ended                      1996          Price         1997         Price
-----------------                   ----------      --------    ----------     --------
Outstanding at beginning of year..    126,000        $18.71      379,000       $14.14
Granted ..........................    259,000         11.97      316,000        20.60
Exercised ........................          -            --       (8,000)       14.36
Terminated or canceled ...........     (6,000)        16.21      (20,000)       18.18
                                    ----------                 ----------
Outstanding at end  of year ......    379,000        $14.14      667,000       $17.08
                                    ==========       ======    ==========      ======
Exercisable at the end of year ...     25,000        $18.71       90,000       $15.22
                                    ==========       ======    ==========      ======
Options available for future
  Grants to employees of both
  MEI and the Company ...........   3,141,000                  1,416,000
                                    =========                  ==========

      The fair value of options at date of grant was estimated using the Black-Scholes options pricing model. The assumptions and resulting fair values at date of grant for options granted during the fiscal years ended August 29, 1996 and August 28, 1997 follow:

                                                                                Employee Stock
                                              Stock Option Plan Shares       Purchase Plan Shares
                                              __________________________    _________________________
Fiscal year ended                              August 29,     August 28,    August 29,     August 28,
                                                  1996           1997          1996           1997
                                               ----------     ----------    ----------     ----------
Assumptions:
  Expected life .........................      3.5 years      3.5 years     0.5 years      0.5 years
  Risk-free interest rate................           5.9%           6.2%          5.1%           5.0%
  Expected volatility ...................          70.0%          70.0%         70.0%          70.0%
  Dividend yield ........................           0.0%           0.0%          0.0%           0.0%

Weighted average fair values:
  Exercise price equal to market price ..          $6.33         $11.00           ---            ---
  Exercise price less than market price..           6.50          11.78         $3.67          $5.37


      In order to provide financial incentives for certain of the Company's or its subsidiaries' senior executives and other employees, the Company's board of directors has adopted the 1998 Stock Option Plan (the "Option Plan") pursuant to which it will be able to grant options to purchase Class A Common to senior executives and other employees of the Company and its subsidiaries. Under the Plan, the Company will also be able to grant options to purchase Class A Common to the Company's Consultants. The Plan provides for option grants representing 2,500,000 shares of Common Stock. Under each option grant contemplated under the Plan for certain executive officers, 50% of the options will vest over four years from the date of grant and the other 50% will vest if certain financial performance targets are met (or at the end of seven years if such targets are not met and if the grantee has remained continuously employed with the Company). Under each option grant for other key employees, all options will vest over four years from the date of grant. As of

                           MCMS, INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - CONTINUED
(Tabular dollar amounts in thousands, except share and per share amounts)

September 3, 1998, the Company's had 1,060,000 options outstanding under the Plan. Upon an employee's termination with the Company, all of the employee's unvested options will expire, the exercise period of all the employee's vested options will be reduced to a period ending no later than 30 days after such employee's termination, and if such termination occurs prior to an initial public offering of the Company's Class A Common, the Company shall have the right to repurchase the Class A Common of the Company held by the employee.

      The following table summarizes information about the MCMS stock options activity under the Option Plan as of September 3, 1998.

                         Options Outstanding
_______________________________________________________________________


Fiscal year ended                                             Weighted
-----------------                            September 3,     Average
                                                1998           Price
                                             ------------     ---------
Outstanding at February 26, 1998 .....                -             -
Granted ..............................        1,240,000         $2.27
Exercised ............................                -             -
Terminated or canceled ...............         (180,000)         2.27
                                              ----------
Outstanding at end  of year ..........        1,060,000         $2.27
                                              ==========        ======
Exercisable at the end of year .......                -
                                              ==========
Options available for future
  Grants to employees of the Company..        1,440,000
                                              ==========

      The fair value of options outstanding at date of grant was estimated using the Black-Scholes options pricing model. The weighted  average remaining life of the outstanding  options  was
4.2 years and all outstanding options have an exercise price of $2.27 per share. The assumptions and resulting fair values at date of grant for options granted during the fiscal years ended September 3, 1998 follow:

Fiscal year ended                              September 3,
-----------------                                  1998
Assumptions:
  Expected life .........................        4.5 years
  Risk-free interest rate................            6.20%
  Expected volatility ...................             0.0%
  Dividend yield ........................             0.0%

Weighted average fair values:
  Exercise price equal to market price ..           $0.50


      Stock based compensation costs would have reduced pretax income by $326,000, $1,399,000, and $85,000 in fiscal 1996, 1997
and   1998,   respectively  ($202,000,  $841,000   and   $52,000,
respectively, net of taxes), and pro forma net income (loss) per share would have been $14,793, $11,911 and ($1.39) in fiscal 1996, 1997 and 1998, respectively, if the fair values of all options granted to the Company's employees had been recognized as a compensation expense on a straight-line basis over the vesting period of the grants. The pro forma effect on net income for the fiscal years ended August 29, 1996 and August 28, 1997 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants prior to the fiscal year ended August 29, 1996. In addition, the pro forma effect on net income for the fiscal year ended September 3, 1998 does not include option grants in prior years due to their termination.

                           MCMS, INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - CONTINUED
(Tabular dollar amounts in thousands, except share and per share amounts)

Note 11.  Employee Savings Plan

       Prior to the Recapitalization, MEI had a 401(k) profit-sharing plan (the "RAM Plan") in which eligible employees of the Company could participate. Under the RAM Plan, which was administered by MTI, employees could contribute from 2% to 16% of eligible pay to various savings alternatives. The RAM Plan provided for an annual match by the Company of the first $1,500 of eligible employee contributions, and for additional contributions by the Company based upon MEI's financial performance. In connection with the Recapitalization Agreement the RAM plan was modified to become a multi-employer plan and employees of the Company continued to participate in the RAM plan until July 1, 1998.

      On July 1, 1998 the Company established a new 401(k) profit-sharing plan (the "401k Plan") and the account balances for all eligible employees were transferred to this plan. Under the 401k Plan, employees may contribute from 2% to 16% of eligible pay to various savings alternatives. The 401k Plan provides for an annual match by the Company of the first $1,500 of eligible employee contributions, and for additional contributions by the Company based upon the Company's financial performance. The Company's expense pursuant to these plans was approximately $744,000, $621,000, and $1,333,000 in the fiscal years  ended  August 29, 1996, August 28, 1997 and  September  3,
1998, respectively.

Note 12.  Transactions with Affiliates

     Transactions with MEI and MTI are as follows:

                                                               Fiscal Year Ended
                                                 _________________________________________
                                                 August 29,    August 28,     September 3,
                                                    1996          1997            1998
                                                 ----------    ----------     ------------
Net sales ...................................     $42,003       $25,864         $27,454
Inventory purchases .........................      66,568        28,076           8,518
Administrative services expenses ............       1,181         1,938           1,432
Property, plant and equipment purchases .....         543         1,493             972
Property, plant and equipment sales .........          69           886             264
Construction management services ............         437           118               -
Rental income ...............................           -           400             357


      As part of the Recapitalization Agreement, the Company entered into a Transition Service Agreement with both MEI and MTI. Pursuant to the Transition Services Agreement, MTI and MEI agreed to provide a variety of services (including payroll, financial accounting and benefits, among others) for a period of six months after February 26, 1998, except that MTI agreed to provide the Company with services in connection with certain proprietary MTI software for a period of 12 months. As of September 3, 1998, substantially all services under this agreement have been terminated although the Company still has the right to request certain services as necessary through February 1999.

      An income tax payable to an affiliate of $2,557,000 at August 29, 1996 is included in accounts payable and accrued expenses.

Note 13.  Commitments

      As of September 3, 1998, the Company had commitments of $3,888,000 for equipment purchases.

     The Company's facilities in North Carolina and Malaysia, and certain other property and equipment, are leased under operating lease agreements with non-cancelable terms expiring through 2003, with renewals thereafter at the option of the Company. Future minimum lease payments total approximately $2,580,000 and are as follows: $1,065,000 in fiscal 1999, $762,000 in fiscal 2000,
$503,000 in fiscal 2001, $130,000 in fiscal 2002 and $120,000  in fiscal 2003.

      Rental expense was approximately $661,000, $667,000, and $863,000 in the fiscal years ended August 29, 1996, August 28,
1997, and September 3, 1998, respectively.

                           MCMS, INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - CONTINUED
(Tabular dollar amounts in thousands, except share and per share amounts)

Note 14.  Income Taxes

      Prior to the Recapitalization, the Company was included in the consolidated U.S. federal income tax return of its parent.
The provision (benefit) for income taxes is computed as if the Company were a separate taxpayer. Subsequent to the Recapitalization, the Company became a separate taxable corporation. Components of income tax expense are:

                                             Fiscal Year Ended
                                   ________________________________________
                                   August 29,    August 28,    September 3,
                                      1996          1997           1998
                                   ----------    ----------    ------------
Current:
  U.S. federal ...................   $8,236        $4,357        $ 2,109
  State ..........................    1,490         1,222           (460)
                                     -------       -------       --------
                                      9,726         5,579          1,648
                                     -------       -------       --------
Deferred:
  U.S. federal ...................     (312)        2,703         (2,469)
  State ..........................     (224)          183           (109)
                                     -------       -------       --------
                                       (536)        2,886         (2,578)
                                     -------       -------       --------
Income tax provision (benefit) ..    $9,190        $8,465        $  (930)
                                     =======       =======       ========

     The current portion of the income tax provision reflects the agreed upon determination of income taxes owed to the Company's parent for the period ended February 26, 1998 during which the Company was a member of the parent's consolidated group, calculated as described above.

      The tax benefit associated with nonstatutory stock options and disqualifying dispositions by employees of shares issued under MTI's Plans reduced taxes payable by $393,000, $0 and $0 in fiscal years ended August 29, 1996, August 28, 1997 and September 3, 1998, respectively. Such benefits were credited to capital. Income taxes paid to the Parent during the fiscal years ended August 29, 1996, August 28, 1997 and September 3, 1998 were $9,293,000, $9,530,000 and $756,000, respectively.

     A reconciliation between the income tax provision and income tax computed using the federal statutory rate follows:

                                                             Fiscal Year Ended
                                                   ________________________________________
                                                   August 29,    August 28,    September 3,
                                                      1996          1997           1998
                                                   ----------    ----------    ------------
U.S. federal income tax at statutory rate ......     $8,465        $7,426       $   (959)
State taxes, net of federal benefit ............        934           733            (53)
Nondeductible transaction costs ................          -             -          1,791
Rate adjustment - foreign operations ...........          -             -           (435)
Other ..........................................       (209)          306         (1,274)
                                                     --------      -------      ---------
                                                     $9,190        $8,465       $   (930)
                                                     ========      =======      =========

      As a part of the Recapitalization, the Company revised its estimated accrual for prior period's tax matters and recorded a decrease in such estimated accrued taxes of $1,208,000. This adjustment is reflected in the reconciliation shown above under Other.

                           MCMS, INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - CONTINUED
(Tabular dollar amounts in thousands, except share and per share amounts)

     Deferred income taxes reflect the estimated future tax effect of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Deferred income tax assets totaled $2,653,000 and $5,863,000, and liabilities totaled $5,261,000 and $5,894,000, at August 28, 1997 and September 3,
1998.   The components of deferred tax assets  (liabilities)  are
as follows:

                                                   August 28,    September 3,
As of                                                 1997           1998
                                                   ----------    ------------
Current deferred tax asset:
  Allowance on receivables ......................   $   404      $    30
  Inventory reserves and allowances .............       800          647
  State taxes ...................................        80            -
  Accrued compensation ..........................       324          373
  Other .........................................        (8)         205
                                                    --------     --------
                                                      1,600        1,255
                                                    --------     --------
Noncurrent deferred tax liability:
  Property, plant and equipment  ................    (2,920)      (4,354)
  Net Operating Loss Carryover ..................         -        3,794
  Accrued compensation ..........................       194          260
  Investment tax credits ........................       243          103
  Other .........................................    (1,725)      (1,089)
                                                    --------     --------
                                                     (4,208)      (1,286)
                                                    --------     --------
 Total net deferred tax liability ...............   $(2,608)     $   (31)
                                                    ========     ========


      The Company intends to reinvest the unremitted earnings of its non-U.S. subsidiaries and postpone their remittance indefinitely. Accordingly, no provision for U.S. income taxes was required on such earnings during the three years ended September 3, 1998. The cumulative amount of undistributed earnings of foreign subsidiaries as of September 3, 1998 is approximately $1,207,000.

       As of September 3, 1998, the Company has foreign tax credit, Idaho investment tax credit and U.S. net operating loss carryovers of approximately $29,000, $159,000 and $9,720,000, respectively. The foreign tax credit, Idaho investment tax credit and U.S. net operating loss carryovers are available to offset regular taxable income through the years 2003, 2005 and 2018, respectively. Management believes that it is more likely than not that the Company will generate sufficient taxable income to ensure realization of these tax benefits.

Note 15.  Concentration

      The Company operates in one industry segment, electronic manufacturing services, and has presence in three geographic regions, North America, Asia and Europe. Sales shipped to customers outside of the U.S. totaled approximately $54.2 million, $20.8 million and $43.4 million or approximately 15%, 7% and 13% of total net sales, in fiscal 1996, 1997 and 1998, respectively. In fiscal 1996, three of the Company's largest customers comprised more than 10% of the Company's net sales and accounted for 29.5%, 13.4% and 12.9% of net sales. During fiscal 1997 and 1998, the Company had two customers, which comprised more than 10% of the Company's net sales. The Company's two largest customers represented 32.4% and 20.1%, respectively, of the Company's net sales in fiscal 1997, and 39.2% and 24.1%, respectively, of the Company's net sales in fiscal 1998.


Note 16.  Unaudited Quarterly Financial Information
(In thousands except per share amounts)

                                      First        Second        Third         Fourth
1998                                  Quarter      Quarter       Quarter       Quarter
________________________________      ________     ________      _________     _________
Net sales                             $ 71,001     $ 74,680      $ 88,565      $ 99,674
Cost of goods sold                      60,909       67,182        82,689        92,471
                                      ---------    ---------     ---------     ---------
Gross profit                            10,092        7,498         5,876         7,203
Selling, general and
  administrative expenses                3,122        3,805         4,405         4,466
                                      ---------    ---------     ---------     ---------
Income from operations                   6,970        3,693         1,471         2,737
Other expense (income):
Interest expense (income),net             (135)        (194)        4,418         5,123
Transaction expense                          -        8,312           142           (56)
                                      ---------    ---------     ---------     ---------
Income (loss) before taxes               7,105       (4,425)       (3,089)       (2,330)
Income tax provision (benefit)           2,629         (562)       (1,052)       (1,945)
                                      ---------    ---------     ---------     ---------
Net income                            $  4,476     $ (3,863)     $ (2,037)     $   (385)
                                      =========    =========     =========     =========
Net income (loss) per share -
basic and diluted                     $  4,476     $ (3,863)     $  (0.57)     $  (0.24)
                                      =========    =========     =========     =========

                                      First        Second        Third         Fourth
1997                                  Quarter      Quarter       Quarter       Quarter
________________________________      ________     ________      _________    __________
Net sales                             $ 51,980     $ 72,137      $ 83,837      $ 84,425
Cost of goods sold                      45,401       62,735        76,425        74,421
                                      ---------    ---------     ---------     ---------
Gross profit                             6,579        9,402         7,412        10,004
Selling, general and
  Administrative expenses                2,577        3,364         3,334         3,285
                                      ---------    ---------     ---------     ---------
Income from operations                   4,002        6,038         4,078         6,719
Other expense (income):
Interest expense (income),net             (169)        ( 91)            2          (122)
                                      ---------    ---------     ---------     ---------
Income before taxes                      4,171        6,129         4,076         6,841
Income tax provision                     1,702        2,541         1,712         2,510
                                      ---------    ---------     ---------     ---------
Net income                            $  2,469     $  3,588      $  2,364      $  4,331
                                      =========    =========     =========     =========
Net income (loss) per share -
basic and diluted                     $  2,469     $  3,588      $  2,364      $  4,331
                                      =========    =========     =========     =========

                  INDEPENDENT AUDITORS' REPORT

The Shareholders and Board of Directors
MCMS, Inc.

       Under date of October 2, 1998, we reported on the consolidated balance sheet of MCMS, Inc. and subsidiaries as of September 3, 1998, and the related statements of operations, shareholders' equity and cash flows for the year then ended, which are included in the Company's Annual Report on Form 10-K for the year 1998. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related accompanying consolidated financial statement schedule for the year ended September 3, 1998. This financial schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audit.

      In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                   KPMG Peat Marwick  LLP



Denver, Colorado
October 2, 1998

Schedule II


MCMS. Inc
Valuation and Qualifying Accounts
(in thousands)

                                    Balance at                                      Balance at
                                   Beginning of                                      End of
Description                           Period       Additions(a)    Deductions(b>      Period
________________________________________________________________________________________________
Allowance for trade receivables
  Year ended August 29, 1996           $755           $ 227           $  (8)          $974
  Year ended August 28, 1997            974             (93)              -            881
  Year ended September 3, 1998          881            (766)            (18)            97
--------------------------------
Notes:
(a) Amounts charged to expense.
(b) Bad debt write-offs and charges to allowances.


ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING  AND FINANCIAL DISCLOSURE

       In connection with the Recapitalization, the Company replaced Coopers & Lybrand L.L.P. ("Coopers & Lybrand") with KPMG Peat Marwick LLP as its independent public accountants. The decision to change accountants was approved by the Company's board of directors. Coopers & Lybrand's report on the Company's consolidated financial statements for the fiscal years ended August 29, 1996 and August 28, 1997 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. During the fiscal years ended August 29, 1996 and August 28, 1997, the Company had no disagreements with Coopers & Lybrand on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Coopers & Lybrand, would have caused Coopers & Lybrand to make reference to the subject matter of the disagreements in its report.

PART III

ITEM 10:     DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

      The following table sets forth the names, ages and a brief account of each person who is a director or executive officer of the Company as of September 3, 1998:


       Name               Age                    Position
      -------             -----             ------------------
Robert F. Subia .....      36    President, Chief Executive Officer and Director
Chris J. Anton ......      36    Vice President, Finance and Chief Financial Officer
Jess Asla ...........      36    Vice President, Operations
R. Stephen Cheheyl...      52    Director
Finis F. Conner .....      55    Director
John A. Downer ......      40    Director
C. Nicholas Keating..      56    Director
Michael E. Najjar ...      31    Director
Mark Rossi ..........      42    Director
____________________________________________________________________________________


Robert F. Subia joined MTI in 1986 in the Production Control department. He served as a Regional Sales Manager for MTI from 1989 until February 1993. In February 1993, Mr. Subia joined MCMS as Director of Sales and held this position until August 1994, when he was appointed Vice President, Sales. In April 1995, Mr. Subia was appointed Chairman of the Board of Directors, President and Chief Executive Officer of MCMS. Mr. Subia served as a member of the Board of Directors of MEI from October 1995 until February 1998. Mr. Subia holds a Bachelor of Science in Business Administration with an emphasis in Marketing from Boise State University.

Chris J. Anton joined MCMS in July 1996 from Futura Corporation where he was Chief Financial Officer and now serves as Vice President, Finance and Chief Financial Officer of the Company. Prior to joining MCMS, Mr. Anton also held the positions of President and General Manager of Image National, Inc., and Vice President of Engineering and New Product Development at Morrison Knudsen Corporation. Mr. Anton's background also includes five years of industry experience in financial and technical positions with Hewlett Packard Company and MTI. Mr. Anton received a Bachelor of Science degree in Chemistry from the University of Idaho and an M.B.A. from the Columbia University School of Business.

Jess Asla joined MTI in June 1984 in the Quality Assurance Department. He worked as a Process Engineer for MTI in the clean room assembly area for two years. He later served as the Process Engineer Manager for MTI's Memory Applications Group from 1988 until July 1994 when he was named Director of Engineering for MCMS. In April 1995, Mr. Asla was appointed Vice President, Operations and a member of the Board of Directors of MCMS. Mr. Asla served as a member of the Board of Directors of MCMS until February 1998. Mr. Asla holds a Bachelor of Mechanical Engineering from the University of Notre Dame.

R. Stephen Cheheyl became a Director of the Company in connection with the Recapitalization. Mr. Cheheyl served until December 1995 as an Executive Vice President, Business Operations of Bay Networks, Inc. ("Bay Networks"), when Bay Networks was formed through the merger of Wellfleet Communications, Inc. ("Wellfleet") and Synoptics Communications, Inc. From December 1990 to October 1994, Mr. Cheheyl served as Senior Vice President of Finance and Administration of Wellfleet. He also serves as a director of Auspex Systems, Inc., Infinium Software, Inc. and Sapient Corporation. Mr. Cheheyl received an A.B. from Dartmouth College and an M.B.A. from Northwestern University.

Finis F. Conner became a Director of the Company in connection with the Recapitalization. Until 1996, Mr. Conner was Chairman of the Board and Chief Executive Officer of Conner Peripherals, Inc. which he founded in 1986. A leading manufacturer of 3 1/2" Winchester disk drives used in personal computers, Conner Peripherals was merged with Seagate Technology, Inc. ("Seagate") in February 1996. Mr. Conner was a co-founder of Seagate, and served as its Vice-Chairman from 1979 to 1985. Mr. Conner has been Chairman of the Board of Golf Media, Inc., a company engaged in the design of Internet web sites for the promotion of golf products, and, since February 1996, Mr. Conner has been a principal of the Conner Group, an independent consulting organization. Mr. Conner is also a director of BoxHill Systems Corporation and Adams Golf, LTD. Mr. Connor received a B.S in Business Management from San Jose State University.

John A. Downer became a Director of the Company in connection with the Recapitalization. Since December 1996, Mr. Downer has served as a Managing Director of Cornerstone. From 1989 to December 1996, Mr. Downer was a partner of various venture capital funds managed by Prudential Equity Investors, Inc. ("Prudential"). Mr. Downer is also a director of StorMedia Incorporated and International Manufacturing Services, Inc. Mr. Downer received an A.B., M.B.A. and J.D. from Harvard University.

C. Nicholas Keating became a Director of the Company in connection with the Recapitalization. Mr. Keating has been an independent business advisor since 1993 to a number of companies principally in the networking, software, semiconductor and imaging industries. From 1987 to 1993, Mr. Keating was Vice President of Network Equipment Technologies, a wide-area networking company. Mr. Keating currently serves on the Boards of Directors of E-Net Corporation, an enterprise software supplier to the financial services industry, and LIC Energy, a European simulation systems company serving the oil and gas transmission market. Mr. Keating holds a B.A. and an M.A. from American University and was a former Fulbright Scholar.

Michael E. Najjar became a Director of the Company in connection with the Recapitalization. Mr. Najjar has served as a Managing Director of Cornerstone since February 1997. From 1996 to 1997, Mr. Najjar was a partner at Advanta Partners LP, a private equity firm. Prior to 1996, Mr. Najjar worked in the Corporate Finance Department of Donaldson, Lufkin & Jenrette Securities Corporation. Mr. Najjar received a B.A. from Cornell University and an M.B.A. from The Wharton School at The University of Pennsylvania.

Mark Rossi became a director of the Company in connection with the Recapitalization. Mr. Rossi has served as a Senior Managing Director of Cornerstone since December 1996. From 1984 to 1996, Mr. Rossi was a partner of various venture capital funds managed by Prudential. Mr. Rossi is also a director of StorMedia
Incorporated, Maxwell Technology, Inc. and International Manufacturing Services, Inc. Mr. Rossi holds a B.A. from Saint Vincent College and an M.B.A. from Northwestern University.

ITEM 11:     EXECUTIVE COMPENSATION

                The following table sets forth information on the compensation of the Chief Executive Officer and the other executive officers of the Company for fiscal 1998 (collectively, the "Named Executive Officers").


                                             Summary Compensation Table
                                                                                      Long-term
                                             Annual Compensation                    Compensation
                                 _____________________________________________    ___________________
                                                                                     Securities
                                                                Other Annual         Underlying             All Other
Name                               Salary       Bonus (1)     Compensation (2)    Options/SARs (#)(3)    Compensation (4)
-----                              ------       ---------     ----------------    -------------------    ----------------
Robert F. Subia                  $ 245,051     $1,226,686        $36,107               250,000             $4,700
  President and Chief
  Executive Officer

Chris J. Anton                     130,616         37,506          5,250               145,000              3,408
  Vice President, Finance and
  Chief Financial Officer

Jess Asla                          169,805        533,397         17,752               170,000              4,700
  Vice President Operations

John P. McCarvel (5)               155,539        155,810         13,500               145,000              4,250
  Vice President, Strategic
  Business Development

(1) In connection with the Recapitalization, each of Robert F. Subia and Jess Asla entered into an agreement with MEI
(together, the "Termination   Agreements"), effective as of the closing date of the Recapitalization, terminating his employment relationship with MEI. Pursuant to the Termination Agreements, Messrs. Subia and Asla received lump-sum payments of $1,026,223 and $373,320, respectively.
(2) Represents amounts paid to Named Executive Officers for accrued vacation time.
(3) Represents options issued pursuant to the MCMS 1998 Option Plan.
(4) Represents amounts paid on behalf of each of the Named Executive Officers under  MCMS's defined contribution plan.
(5) Mr. McCarvel's employment with the Company ceased effective as of August 28, 1998.


       The following table sets forth certain information regarding the options granted to the Named Executive Officers during fiscal 1998 pursuant to MCMS's 1998 Stock Option Plan (the
"Option Plan").

              Option/SAR Grants in Last Fiscal Year
                            MCMS Plan

                                           Individual Grants
                      __________________________________________________________         Potential Realizable
                                                                                           Value at Assumed
                        Number of       % of Total                                       Annual Rates of Stock
                       Securities      Options/SAR's                                      Price Appreciation
                       Underlying       Granted to        Exercise or                       For Option Term
                      Options/SARs     Employees in        Base Price     Expiration    ______________________
Name                 Granted (#)(1)   Fiscal Year(2)       ($/Sh)            Date         5% ($)      10% ($)
-----------------------------------   --------------      ------------    ----------     --------    ---------
Robert F. Subia ...     250,000           20.2%              2.27         5/14/08        356,898     904,449

Chris J. Anton ...      145,000           11.7               2.27         5/14/08        207,000     524,580

Jess Asla ........      170,000           13.7               2.27         5/14/08        242,690     615,025

John P. McCarvel..      145,000           11.7               2.27         5/14/08        207,000     524,580
___________________

(1)  Under the Option Plan  50% of the options will vest over four years from the vesting commencement date and
50% will vest if certain financial performance targets are met (or at the end of seven years if such targets are not met and if the grantee has remained continuously employed with the Company).
(2)  Mr. McCarvel's employment with the Company ceased effective August 28, 1998.  In accordance with the
Option Plan, the 145,000 options granted to Mr. McCarvel expired and were forfeited.  After giving effect to such forfeiture, Messrs. Subia, Asla, and Anton percentages of total options granted to employees of the
Company would be 22.8%, 15.5% and 13.2%, respectively.


      In connection with the Recapitalization, Messrs. Subia and Asla were entitled to exercise vested options to purchase MTI common stock (the "MTI Options") issued pursuant to the MTI's stock option plan within 30 days of the closing of the Recapitalization. Messrs. Subia and Asla exercised 8,174 and 17,204 MTI Options, respectively (with a value of $210,502 and $456,231, respectively), within such 30-day period, representing the vested MTI Options held by Messrs. Subia and Asla. All unvested MTI Options held by Messrs. Subia and Asla were purchased by MEI on or about the 31st day after the closing of the Recapitalization (the "Purchase Date") at an aggregate purchase price of $28,410 for each of Messrs. Subia and Asla, representing the difference between (a) $25.00 multiplied by the number of unvested MTI Options held by each and (b) the aggregate exercise price for all such unvested MTI Options. The Named Executive Officers also held, as of the closing of the Recapitalization, certain options to purchase MEI common stock (the "MEI Options") issued pursuant to the MEI's stock option plan. In connection with the Recapitalization, the Named Executive Officers were entitled to exercise vested MEI Options within 30 days of the closing of the Recapitalization. Messrs. Subia, Anton and McCarvel exercised 7,203, 500 and 2,000 MEI Options, respectively (with a value of $3,675, $369 and $8,364, respectively), within such 30-day period. Vested MEI options not exercised within such 30-day period were cancelled in their entirety. Unvested MEI Options were purchased from Messrs. Subia and Asla by MEI following the Recapitalization for $200,000 and $70,000, respectively.

Employment Agreements

     In connection with the Recapitalization, the Company entered into employment agreements with each of its Named Executive
Officers (the "Employment Agreements"). The terms of the Employment Agreements provide that (i) Robert F. Subia will serve as the President and Chief Executive Officer; (ii) Chris J. Anton will serve as Vice President, Finance and Chief Financial Officer; (iii) Jess Asla will serve as Vice President, Operations; and (iv) John P. McCarvel will serve as Vice President, Strategic Business Development, all for a period that will end on the third anniversary of the closing of the Recapitalization (the "Employment Period"); provided that the Employment Period will automatically terminate upon the Named Executive Officer's resignation (including if the Company Constructively Terminates (as defined) the Named Executive Officers), death or permanent disability or incapacity, or upon termination by the Company, with or without cause. Under the Employment Agreements, the Named Executive Officers will:
(i) receive an annual base salary (as set by the Board or compensation committee thereof but subject to a minimum amount);
(ii) be eligible to participate in all of the Company's employee benefit programs for which senior executive employees of the Company and its subsidiaries are generally eligible, including the Option Plan, with any awards under such plans to be set by the Board or compensation committee; and (iii) will receive certain other employee benefits. Under the terms of the Employment Agreements, the base salaries for Messrs. Subia, Asla, Anton and McCarvel are $250,000, $175,000, $150,000 and $150,000,
respectively.

      If the Employment Period is terminated by the Company without Cause (as defined) or the Company Constructively Terminates (as defined), the Named Executive Officer, the Named Executive Officer is entitled to receive his base salary plus all employee benefits which the Named Executive Officer is receiving on the termination date for 18 months following such termination in the case of Robert F. Subia, and 12 months following such termination for the other Named Executive Officers. If the Employment Period terminates upon the Named Executive Officer's death or permanent disability, the Named Executive Officer (or his spouse or other beneficiary) will be entitled to receive his base salary for 12 months following such termination. If the Employment Period terminates upon the Named Executive Officer's resignation or incapacity, or is terminated by the Company for Cause, the Executive Officer will be entitled to receive his base salary through the date of termination. Under the Employment Agreements, the Named Executive Officers will agree not to
(i) compete with the Company during the period in which he is employed by the Company and for 18 months thereafter in the case of Robert F. Subia, and 12 months thereafter for the other Named Executive Officers (the "Noncompete Period"); (ii) disclose any confidential information unless and to the extent such information becomes generally known to and available for use by the public other than as a result of the Named Executive Officer's acts or omissions; (iii) solicit or hire any employee of the Company or its subsidiary during the Noncompete Period; and (iv) induce or attempt to induce any customer, supplier, licensee, licensor, franchisee or other business relation of the Company or any subsidiary to cease doing business with the Company or its subsidiaries during the Noncompete Period. In addition, the Named Executive Officers will agree to disclose to the Company any and all Work Product and to acknowledge that such Work Product (as defined) will be the property of the Company and its subsidiaries.

      In connection with Mr. McCarvel's termination of employment with the Company, the Company entered into a severance agreement and release requiring, among other things, for a period of six months following his employment termination, that the Company continue to pay wages to Mr. McCarvel and that Mr. McCarvel not compete with the Company or solicit or hire employees of the Company. The scope of Mr. McCarvel's non-compete and non-solicitation obligations to the Company is consistent with those set forth in Mr. McCarvel's employment agreement. In addition, on September 22, 1998 the Company repurchased 3,676 shares of Series A Preferred Stock and 3,676 shares of Class A Common Stock for $50,000 from Mr. McCarvel.

      In connection with the Recapitalization, each of Robert F. Subia and Jess Asla entered into an agreement with MEI (together, the "Termination Agreements"), effective as of the closing date of the Recapitalization, terminating his employment relationship with MEI. Pursuant to the Termination Agreements, Messrs. Subia and Asla received lump-sum payments of $1,026,223 and $373,320, respectively. In consideration for such payments, Messrs. Subia and Asla (i) forfeited all of their unvested options to purchase MEI stock which were granted under the MEI's stock option plan,
(ii) released MEI from any future claims relating to their employment with MEI, (iii) agreed to comply with certain non-disclosure obligations, (iv) agreed to comply with the noncompetition and nonsolicitation provisions of the Recapitalization Agreement and (v) agreed that in the event his employment with the Company is terminated, he will comply until December 21, 1999 with the noncompetition and nonsolicitation obligations set forth in the Termination Agreements.

Stock Option Plan

      In order to provide financial incentives for certain of the Company's or its subsidiaries' senior executives and other employees, the Company's board of directors has adopted the 1998 Stock Option Plan pursuant to which it will be able to grant options to purchase Class A Common Stock to senior executives and other employees of the Company and its subsidiaries. Under the Plan, the Company will also be able to grant options to purchase Class A Common Stock to the Company's Consultants. The Plan provides for option grants representing 2,500,000 Common Stock. With respect to options granted to certain executive officers under the Plan, 50% of the options will vest over four years from the vesting commencement date and the other 50% will vest if certain financial performance targets are met (or at the end of seven years if such targets are not met and if the grantee has remained continuously employed with the Company). Options granted to other key employees vest over four years from the date of grant. As of September 3, 1998, the Company had 1,060,000 options outstanding under the Plan. Upon an employee's termination with the Company, all of the employee's unvested options will expire, the exercise period of all the employee's vested options will be reduced to a period ending no later than 30 days after such employee's termination, and if such termination occurs prior to an initial public offering of the Company's Class A Common Stock, the Company shall have the right to repurchase the Class A Common Stock of the Company held by the employee as the result of exercised vested options.

ITEM 12:     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                      MANAGEMENT

The following table sets forth certain information, as of September 3, 1998 regarding the beneficial ownership of (i) capital stock (other than Redeemable Preferred Stock) held by each person (other than directors and executive officers of the Company) known to the Company to own more than 5% of the outstanding capital stock (other than the Redeemable Preferred Stock) of the Company, (ii) capital stock held by each director and executive officer of the Company and
(iii) capital stock held by all directors and executive officers as a group. To the knowledge of the Company, each of such stockholders has sole voting and investment power as to the shares shown unless otherwise noted.

                                                                 Shares of Common Stock Beneficially Owned (1)
                                                    ____________________________________________________________________________
                                                    Class A        Percent of     Class B     Percent of   Class C    Percent of
              Name                                  Common          Class A        Common      Class B     Common      Class C
             -------                                --------       ---------     ----------   ---------   ----------   ---------
Cornerstone Equity Investors IV, L.P.              2,450,000          75.1%        123,529       14.3%            -         -
  c/o Cornerstone Equity Investors L.L.C.
  717 Fifth Avenue (Suite 1100)
  New York, New York   10022

August Capital                                             -             -               -          -       424,632      48.5%
  2480 Sand Hill Road, Suite 101
  Menlo Park, California  94025

BT Investment Partners                               245,000           7.5         740,294       85.7             -         -
  130 Liberty Street
  New York, New York 10006

MEI California, Inc. (2)                             500,000          15.3               -          -             -         -
  c/o Micron Electronics, Inc.
  900 East Karcher Road
  Nampa, Idaho  83687

Oak Investment Funds (3)                                   -             -               -          -       424,632      48.5
  c/o Oak Investment Partners
  525 University Avenue, Suite 1300
  Palo Alto, California  94301

Executive Officers and Directors

Robert F. Subia                                       14,706             *               -          -             -         -

Chris J. Anton                                         7,353             *               -          -             -         -

Jess Asla                                             11,030             *               -          -             -         -

R. Stephen Cheheyl                                         -                             -          -         7,353         *

Finis F. Conner                                            -                             -          -        14,706       1.7

John A. Downer (4)                                 2,450,000          75.1         123,529       14.3             -         -

C. Nicholas Keating                                        -                             -          -         3,676         *

Michael E. Najjar (4)                              2,450,000          75.1         123,529       14.3             -         -

Mark Rossi (4)                                     2,450,000          75.1         123,529       14.3             -         -

Directors and executive officers as a group (4)    2,483,089          76.9         123,529       14.3        25,735       2.9
-----------------------------------------------

(1)  Calculated pursuant to Rule 13d-3(d) under the Exchange Act.  The Class A Common Stock entitles the holder to one vote per share and the Class C Common Stock entitles the holder to two votes per share.  The Class B Common Stock is nonvoting.
     The Series A Preferred Stock and the Series C Preferred Stock entitle the holder to the number of votes per share they would be entitled to if converted into Common Stock.  The Series B Preferred Stock is nonvoting.

(2)  MEIC is a wholly owned subsidiary of MEI, and MEI is a majority owned subsidiary of MTI.  Accordingly, MEI and MTI may be deemed to beneficially own shares owned by MEIC.

(3)  Amounts shown reflect the aggregate number of shares of capital stock of the Company held by Oak Investment Partners VII,
     Limited Partnership, Oak VII Affiliate Fund, Limited Partnership and Norman Nie.

(4)  Messrs. Downer and Najjar are each Managing Directors and Mr. Rossi is a Senior Managing Director of CEI, the sole general partner of Cornerstone.  Accordingly, Messrs. Downer, Najjar and Rossi may be deemed to beneficially own shares owned by
     Cornerstone.  Each such person disclaims beneficial ownership of any such shares in which he does not have a pecuniary interest.





                                                    Series A     Percent of    Series B     Percent of    Series C      Percent of
         Name                                       Preferred    Series A      Preferred    Series B      Preferred     Series C
       ----------                                   ---------    ----------    ---------    ----------    ---------     ----------
Cornerstone Equity Investors IV, L.P.               2,450,000     75.1%         123,529      14.3%               -             -
  c/o Cornerstone Equity Investors L.L.C.
  717 Fifth Avenue (Suite 1100)
  New York, New York   10022

August Capital                                              -        -                -         -          424,632          48.5%
  2480 Sand Hill Road, Suite 101
  Menlo Park, California  94025

BT Investment Partners                                245,000      7.5          740,294      85.7                -             -
  130 Liberty Street
  New York, New York 10006

MEI California, Inc. (2)                              500,000     15.3                -         -                -             -
  c/o Micron Electronics, Inc.
  900 East Karcher Road
  Nampa, Idaho  83687

Oak Investment Funds (3)                                    -        -                -         -          424,632          48.5
  c/o Oak Investment Partners
  525 University Avenue, Suite 1300
  Palo Alto, California  94301

Executive Officers and Directors

Robert F. Subia                                        14,706        *                -         -                -             -

Chris J. Anton                                          7,353        *                -         -                -             -

Jess Asla                                              11,030        *

R. Stephen Cheheyl                                          -        -                -         -            7,353             *

Finis F. Conner                                             -        -                -         -           14,706           1.7

John A. Downer (4)                                  2,450,000     75.1          123,529      14.3                -             -

C. Nicholas Keating                                         -        -                -         -            3,676             *

Michael E. Najjar (4)                               2,450,000     75.1          123,529      14.3                -             -

Mark Rossi (4)                                      2,450,000     75.1          123,529      14.3                -             -

Directors and executive officers as a group (4)     2,483,089     76.9          123,529      14.3           25,735           2.9
-----------------------------------------------
(1)  Calculated pursuant to Rule 13d-3(d) under the Exchange Act.  The Class A Common Stock entitles the holder to one vote per share and the Class C Common Stock entitles the holder to two votes per share.  The Class B Common Stock is nonvoting.
     The Series A Preferred Stock and the Series C Preferred Stock entitle the holder to the number of votes per share they would be entitled to if converted into Common Stock.  The Series B Preferred Stock is nonvoting.

(2)  MEIC is a wholly owned subsidiary of MEI, and MEI is a majority owned subsidiary of MTI.  Accordingly, MEI and MTI may be deemed to beneficially own shares owned by MEIC.

(3)  Amounts shown reflect the aggregate number of shares of capital stock of the Company held by Oak Investment Partners VII,
     Limited Partnership, Oak VII Affiliate Fund, Limited Partnership and Norman Nie.

(4)  Messrs. Downer and Najjar are each Managing Directors and Mr. Rossi is a Senior Managing Director of CEI, the sole general partner of Cornerstone.  Accordingly, Messrs. Downer, Najjar and Rossi may be deemed to beneficially own shares owned by
     Cornerstone.  Each such person disclaims beneficial ownership of any such shares in which he does not have a pecuniary interest.



ITEM 13:     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Recapitalization Agreement

     The Recapitalization Agreement contains customary provisions for such agreements, including representations and warranties with respect to the condition and operations of the business, covenants with respect to the conduct of the business prior to the closing date of the Recapitalization and various closing conditions, including the execution of a transitional services agreement, registration rights agreement and stockholders agreement, the obtaining of financing, the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the continued accuracy of the representations and warranties.

      Pursuant to the Recapitalization Agreement, MEI and MEIC agreed to indemnify Cornerstone against any and all damages resulting from any misrepresentation or breach of warranty of MEI, MEIC or the Company contained in the Recapitalization Agreement, a claim for which is made (in most cases) no later than one year after the closing date of the Recapitalization. The indemnification obligations of MEI and MEIC under the
Recapitalization Agreement are generally subject to a $1.0 million minimum aggregate threshold amount and limited to an aggregate payment of no more than $13.6 million.

      In addition, MEI and MEIC have agreed for a period of two years after the closing date of the Recapitalization not to compete with the Company in the business of design, assembly and testing of (i) complex PCBAs for third-party electronics OEMs, or
(ii) system level assembly when acting solely and strictly in the capacity of a subcontractor of an OEM. Notwithstanding the foregoing, MEI's advanced engineering group is not prohibited from conducting activities consistent with the activities that it conducted on or prior to December 21, 1997. MEI and MEIC have also agreed for a period of two years after the closing date of the Recapitalization not to solicit the employment of employees of the Company. Similarly, except as to certain agreed upon individuals, the Company has agreed not to solicit the employment of employees of MEI for the same two-year period.

Memory Module Agreement

      MTI has entered into an agreement with the Company, effective as of the closing of the Recapitalization, to purchase from the Company for a period of two years after the closing date of the Recapitalization at least 50% of its industry standard memory module requirements of up to 1,200,000 Equivalent Units per week. In addition, MTI has agreed for a period of one year from the closing date of the Recapitalization not to engage in a business the primary purpose of which is to provide contract manufacturing services for the assembly of custom printed circuit assemblies for OEMs or third parties without the written consent of the Company. In exchange, the Company has agreed to charge MTI the lesser of (i) the lowest price it charges to its other customers for equivalent products under similar circumstances, or
(ii) the average price quoted by other manufacturers for equivalent products under similar circumstances. It is contemplated that MTI will provide nonbinding forecasts of the upcoming requirements for a 13 week rolling period. Under the terms of the Memory Module Agreement, MTI will consign sufficient raw materials to the Company to support MTI's memory module requirements. This consignment relationship should insulate the Company from fluctuations in the pricing of such raw materials, including DRAM. The Memory Module Agreement automatically renews for successive one-year periods after the initial two-year term unless either party provides written notice of its intention to terminate the contract. The Memory Module Agreement does not require MTI to purchase memory modules exclusively from the Company.

Patent and Invention Disclosure Assignment and License Agreement

      In connection with the Recapitalization Agreement, MCMS and MEI entered into a Patent and Invention Disclosure Assignment and License Agreement (the "Patent Agreement"). Pursuant to the
Patent Agreement, MEI assigned certain patents, patent applications and invention disclosures to MCMS, and MCMS has granted MEI and its affiliates a non-exclusive, paid-up, worldwide license to practice the inventions covered by the patents, patent applications and invention disclosures, including the right to make, have made, use, offer for sale, sell and lease products that would otherwise infringe the patents. The Patent Agreement is perpetual but may be terminated by either party on 90 days written notice in the event the other party is in material breach and does not cure the breach within such 90 day period.

Know-How License Agreement

      In connection with the Recapitalization Agreement, MCMS and MEI entered into an agreement (the "Know-How Agreement") pursuant to which MEI granted to MCMS a non-exclusive, paid-up, worldwide license to use in its business any trade secrets and know-how conceived by MCMS prior to the closing or utilized by MCMS as of the closing which relate to its business. The Know-How Agreement will be perpetual but may be terminated by either party on 90 days written notice in the event the other party is in material breach and does not cure the breach within such 90 day period.

Forbearance Agreement

      In connection with the Recapitalization Agreement, MCMS and MTI entered into an agreement (the "Forbearance Agreement") pursuant to which MTI agreed to forbear from taking any action or instituting any claim or other legal proceeding against MCMS or its subsidiaries with respect to their use of any MTI trade secrets, know-how or technology that was developed in conjunction with, with the input of or at the request of MTI and which is used by MCMS as of the closing in the conduct of its business. The Forebearance Agreement does not apply to (i) certain semiconductor manufacturing, processing and packaging technology
(ii) the testing or assembly of semiconductor components for sale by MCMS of such components other than as part of a memory module and (iii) technology developed by MCMS at MTI's request and expense for use in association with the design, assembly and testing of products manufactured by MCMS for MTI MCMS is not obligated under the forbearance agreement to make any payments to MTI. The Forebearance Agreement shall remain in effect until terminated by both MTI and MCMS.

Management Services Agreement

     In connection with the Recapitalization, the Company entered into a Management Services Agreement with CEI pursuant to which CEI agreed to provide: (i) general management services;
(ii) assistance with the identification, negotiation and analysis of acquisitions and dispositions; (iii) assistance with the negotiation and analysis of financial alternatives; and
(iv) other services agreed upon by the Company and CEI. In exchange for such services, CEI will receive: (i) an annual management fee of $250,000, plus reasonable out-of-pocket expenses (payable quarterly); (ii) a transaction fee in an amount equal to 1.0% of the aggregate transaction value in connection with the consummation of any material acquisition, divestiture, financing or refinancing by the Company or any of its subsidiaries; and (iii) a one-time transaction fee of $2,710,000 upon the consummation of the Recapitalization. The Management Services Agreement has an initial term of five years, subject to automatic one-year extensions unless the Company or CEI provides written notice of termination.

Transition Services Agreement

     In connection with the Recapitalization, the Company entered into the Transition Services Agreement with MTI and MEI. Pursuant to the Transition Services Agreement, MTI and MEI agreed to provide a variety of services (including payroll, financial accounting and benefits, among others) at prices set forth in the Transition Services Agreement for a period of six months after the Closing Date, except that MTI agreed to provide the Company with services in connection with certain proprietary MTI software for a period of 12 months. Pursuant to the Transition Services Agreement, the Company has agreed to provide certain accounting and software support services to MEI at prices set forth in the Transition Services Agreement for a period of six months after the Closing Date. In connection with the Transition Services Agreement, MTI and MEI have each granted MCMS a perpetual, royalty-free license to use certain of their proprietary software and customized software applications in the operation of the Company's business. As of September 3, 1998, substantially all services under this agreement have been terminated although the Company still has the right to request certain services as necessary through February 1999.

Stockholders Agreement

      Upon the consummation of the Recapitalization, the Company and all of its stockholders (other than holders of the Redeemable Preferred Stock), including Cornerstone and MEIC (collectively, the "Stockholders") entered into a stockholders agreement (the "Stockholders Agreement"). The Stockholders Agreement:
(i) requires that each of the parties thereto vote all of its voting securities of the Company and take all other necessary or desirable actions to cause the size of the Board of Directors of the Company to be established at seven members and to cause three designees of Cornerstone to be elected to the Board of Directors of the Company; (ii) grants the Company and Cornerstone a right of first refusal on any proposed transfer of shares of capital stock of the Company held by MEIC and any of the other Stockholders; (iii) grants tag-along rights on certain transfers of shares of capital stock of the Company; (iv) requires the Stockholders to consent to a sale of the Company to an independent third party if such sale is approved by certain holders of the then outstanding shares of voting common stock of the Company; and (v) except in certain instances, prohibits MEIC from transferring any shares of capital stock of the Company until the second anniversary of the date of the consummation of the Recapitalization. Certain of the foregoing provisions of the Stockholders Agreement will terminate upon the consummation of an initial Public Offering, a Qualified Public Offering or an Approved Sale.

Investor Registration Rights Agreement

      Upon the consummation of the Recapitalization, the Company and all of its stockholders (other than holders of the Preferred Stock), including Cornerstone and MEIC, entered into a registration rights agreement (the "Investor Registration Rights Agreement"). Under the Investor Registration Rights Agreement, the holders of a majority of the Cornerstone Investor Registrable Securities or BT Investment Partners, Inc. and/or its affiliates have the right, subject to certain conditions, to require the Company to register any or all of their shares of Common Stock of the Company under the Securities Act at the Company's expense. In addition, all holders of Registrable Securities are entitled to request the inclusion of any shares of Common Stock of the Company subject to the Investor Registration Rights Agreement in any registration statement at the Company's expense whenever the Company proposes to register any of its common stock under the Securities Act. In connection with all such registrations, the Company agreed to indemnify all holders of Registrable Securities against certain liabilities, including liabilities under the Securities Act.

Office Lease

      In connection with the Recapitalization Agreement, MEI and the Company amended the lease, dated as of November 1, 1996 (the "Office Lease"), to provide MEI the right to occupy approximately 32,000 square feet of the Premises (as defined in the Office Lease) at the Nampa, Idaho facility until December 31, 1998, unless MEI terminates the lease prior to such time by providing 30 days written notice to the Company. During the term of the lease, MEI shall pay rent to the Company for the Premises in an amount of $40,000 per month. Following the closing of the Recapitalization, MEI vacated approximately 3,625 square feet of the Premises, and, on April 17, 1998, the Company received written notice from MEI of MEI's intention to vacate approximately 26,000 square feet of the Premises, effective May 18, 1998. In addition, upon 60 days written notice to MEI, the Company shall be entitled to occupy approximately 24,000 square feet of space currently leased by MEI at the Shilo Property (as defined in the Office Lease) at a cost to the Company which is no greater than that currently paid by MEI. As of August 1998, MEI had vacated the premise in its entirety.

Power Substation Agreement

      Pursuant to the Recapitalization Agreement, MEI has granted the Company the ability to draw power from the power substation located on MEI's real property in Nampa, Idaho. In furtherance thereof, MEI, the Company and Idaho Power Company ("Idaho Power") have executed an agreement (the "Power Substation Agreement"), whereby Idaho Power will install the necessary Interconnecting Facilities (as defined in the Power Substation Agreement) to allow the Company, for its own account, to be connected to the existing power substation located on MEI's property. The Company's cost for installing the Interconnecting Facilities will be in accordance with Rule H (Idaho Power's tariff governing line installations). In August 1998, the Interconnecting Facilities were successfully installed at a cost to the Company of approximately $300,000. This one-time fee was paid to Idaho Power for acquiring 6,000 kW of capacity in the power substation, and Idaho Power, in turn, will pay such amount to MEI. Except for such one time fee, the Company anticipates that its costs for electrical power will be approximately the same as they were prior to the Recapitalization.

Transactions with MEI and MTI

     In the normal course of business, the Company sells PCBAs and memory modules to, and purchases memory components and property, plant and equipment from, MEI and MTI. Net sales in fiscal 1998 were $27.5 million primarily relating to memory module manufacturing services for MTI. In addition, the Company purchased memory components for $8.5 million and property, plant and equipment in the amount $1.0 million principally related to module handlers and personal computers.

PART IV

ITEM 14:     EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS
             ON FORM 8-K.

(a)  The following are filed as a part of this report:

    Financial statements and financial statement schedules - See "Item 8. Financial Statements and Supplementary Data."

 Exhibit            Description

  2.1    Recapitalization  Agreement, dated as  of  December  21,
          1997, by and among MCMS, Inc., Micron Electronics, Inc.
          and Cornerstone Equity Investors IV, L.P. (1)

  2.2 Amended and Restated Recapitalization Agreement, dated as of February 1, 1998, by and among MCMS, Inc., Micron
          Electronics, Inc., MEI California, Inc. and Cornerstone
          Equity Investors IV, L.P. (1)

  2.3 First Amendment to the Amended and Restated Recapitalization Agreement, dated as of February 26, 1998, by and among MCMS, Inc., Micron Electronics, Inc., MEI California, Inc. and Cornerstone Equity Investors IV, L.P. (1)

  3.1    Articles  of  Amendment  to  the  Amended  and  Restated
          Articles of Incorporation of MCMS, Inc. and Amended and
          Restated Articles of Incorporation of MCMS, Inc. (3)

  3.2    Amended and Restated By-laws of MCMS, Inc. (1)

  3.3    Amendment One to Amended and Restated By-laws of  MCMS, Inc. (4)

  4.1 Indenture, dated as of February 26, 1998, by and between MCMS, Inc. and United States Trust Company of New York, as trustee, paying agent and registrar, with respect to 9 3/4% Senior Subordinated Notes due 2008 and the Floating Interest Rate Subordinated Term Securities due 2008. (1)

  4.2 Exchange Indenture, dated as of February 26, 1998, by and between MCMS, Inc. and United States Trust Company of New York, as paying agent and registrar, with respect to the 12 1/2% Subordinated Exchange Debentures due 2010. (1)

  4.3    Certificate  of  Designation, dated as of  February  26,
          1998,  with  respect to the 12 1/2% Senior Exchangeable
          Preferred   Stock   and  12  1/2%   Series   B   Senior
          Exchangeable Preferred Stock. (1)

  4.4 First Supplemental Indenture, dated as of April 23, 1998 by and between MCMS, Inc. and United States Trust Company of New York, as trustee, with respect to 9 3/4% Senior Subordinated Notes due 2008 and the Floating Interest Rate Subordinated Term Securities due 2008.(2)

  10.1   Management Services Agreement, dated as of February  26,
          1998,  by and between MCMS, Inc. and Cornerstone Equity
          Investors, LLC. (1)

  10.2 Purchase Agreement, dated February 19, 1998, by and between MCMS, Inc. and BT Alex. Brown Incorporated. (1)

  10.3   Registration Rights Agreement, dated as of February  26,
          1998,  by  and  between MCMS, Inc. and BT  Alex.  Brown
          Incorporated. (1)

  10.4   Credit  Agreement, dated as of February 26, 1998,  among
          MCMS, Inc., Bankers Trust Company, as agent, and the other institutions named therein. (1)

  10.4(a)First  Amendment,  dated as of May 20, 1998,  to  Credit
          Agreement, dated as of February 26, 1998, among the Company, Bankers Trust Company, as agent, and other institutions named therein. (4)

  10.5 Pledge Agreement, dated as of February 26, 1998, by and between MCMS, Inc., and Bankers Trust Company, as collateral agent. (1)

  10.6 Security Agreement, dated as of February 26, 1998, among MCMS, Inc., certain subsidiaries of MCMS, Inc.
          and Bankers Trust Company, as collateral agent. (1)

  10.7 Employment Agreement, dated as of February 26, 1998, by and between MCMS, Inc. and Robert F. Subia. (1)

  10.8 Employment Agreement, dated as of February 26, 1998, by and between MCMS, Inc. and Chris Anton. (1)

  10.9 Employment Agreement, dated as of February 26, 1998, by and between MCMS, Inc. and Jess Asla. (1)

  10.11 Shareholders Agreement, dated as of February 26, 1998, by and among MCMS, Inc., Cornerstone Equity Investors IV, L.P., MEI California, Inc., Randolph Street Partners II, BT Investment Partners, Inc. and the other investors named therein. (1)

  10.12 Registration Rights Agreement, dated as of February 26, 1998, by and among MCMS, Inc., Cornerstone Equity
          Investors IV, L.P., MEI California, Inc., Randolph Street Partners II, BT Investment Partners, Inc. and the other investors named therein. (1)

  10.13 MCMS Agreement, dated as of December 21, 1997, by and between MCMS, Inc. and Micron Technology, Inc. (1)

  10.14  Transition Services Agreement, dated as of February  26,
          1998, by and among MCMS, Inc., Micron Electronics, Inc.
          and Micron Technology, Inc. (1)

  10.15  Interim    Agreement   to   Provide   Electric   Service
          Agreement, dated as of February 26, 1998, by and among MCMS, Inc., Micron Electronics, Inc. and Idaho Power. (1)

  10.17 Tenancy Agreement, dated as of October 1, 1996, by and between MCMS, Sdn. Bhd. and R.S. Roadstar Electronics,
          Sdn. Bhd., as amended.

  10.18 Lease, dated as of December 1994, by and between MCMS, Inc. and Tri-Center South Limited Partnership, as amended. (1)

  10.19  Frame Manufacturing Agreement, dated as of November  18,
          1997, by and between Alcatel Bell N.V. and MCMS Belgium
          S.A. (1)

  10.20  Stock Option Plan. (2)

  10.21  Form of Indemnification Agreement. (1)

  10.22  Patent  and Invention Disclosure Assignment and  License
          Agreement, dated as of February 26, 1998, by and between Micron Electronics, Inc. and MCMS, Inc. (3)

  10.23  Know-How  License  Agreement, dated as of  February  26,
          1998, by and between Micron Electronics, Inc. and MCMS,
          Inc. (2)

  10.24 Forbearance Agreement, dated as of February 26, 1998, by and between Micron Electronics, Inc. and MCMS, Inc. (2)

  11     MCMS , Inc. Basic and Diluted Earnings per Share

  16     Letter re Change in Certifying Accountant. (3)

  21     Subsidiaries of MCMS, Inc.

  27     Financial Data Schedule.
-------------------------------------------------

(1) Incorporated by reference to Registration Statement on Form S-4 (Registration No. 333-50981) dated April 24, 1998.

(2) Incorporated by reference to Amendment No. 1 to Registration
    Statement of Form S-4 (Registration No. 333-50981) dated June 11, 1998.

(3) Incorporated by reference to Amendment No. 2 to Registration Statement of Form S-4 (Registration No. 333-50981) dated June 23, 1998.

(4) Incorporated by reference to Quarterly report on Form 10-Q for the fiscal quarter ended May 28, 1998.

(b):  Reports on Form 8-K:

       During the fourth quarter of Fiscal 1998, no reports on Form 8-K were filed

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1933, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Nampa, State of Idaho, on November 4, 1998.


                              MCMS, Inc.


                              By: /s/  Chris J. Anton
                              (Chris J. Anton, Vice President,
                               Finance and Chief Financial Officer)

      Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Name               Title                              Date

/s/   Robert F. Subia   President, Chief Executive       November 4, 1998
                        Officer and Director
                        (Principal Executive Officer)

/s/   Chris J. Anton    Vice President, Finance          November 4, 1998
                        and Chief Financial Officer
                        (Principal Financial Officer
                        and Accounting Officer)

/s/   Jess Asla         Vice President, Operations       November 4, 1998

/s/   R. Stephen Cheheyl         Director                November 4, 1998

/s/   Finis F. Conner            Director                November 4, 1998

/s/   John A. Downer             Director                November 4, 1998

/s/   C. Nicholas Keating        Director                November 4, 1998

/s/   Michael E. Najjar          Director                November 4, 1998

/s/   Mark Rossi                 Director                November 4, 1998