Form 10-Q
period 1998-12-03
MCMS INC
filed 1999-01-15
CIK 1060356

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
(Mark One)

  [X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

          For the quarter period ended December 3, 1998

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

                      Yes         No

              APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares of Class A Common Stock outstanding at December 3, 1998:  3,261,177
Shares of Class B Common Stock outstanding at December 3, 1998:    863,823
Shares of Class C Common Stock outstanding at December 3, 1998:    874,999

MCMS, INC.

INDEX

Part I.                                                                   Page
                                                                          ----

Item 1  Financial Information

        Unaudited Consolidated Balance Sheets -
             September 3, 1998 and December 3, 1998                          3

        Unaudited Consolidated Statements of Operations -
             Three Months Ended November 27, 1997 and
             December 3, 1998                                                4

        Unaudited Consolidated Statements of Cash Flows -
             Three Months Ended November 27, 1997 and
             December 3, 1998                                                5

        Notes to Unaudited Consolidated Financial Statements                 6

Item 2  Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                  9

        Certain Factors                                                     13

Item 3  Quantitative and Qualitative Disclosures about
        Market Risk                                                         18

Part II.

Other Information

Item 6  Exhibits                                                            19

Signatures                                                                  20

PART I  FINANCIAL INFORMATION
-----------------------------

ITEM 1. FINANCIAL STATEMENTS

                                  MCMS, INC.
                   CONSOLIDATED BALANCE SHEETS (UNAUDITED)
             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                  September 3,          December 3,
As of                                                 1998                  1998
-----------------------------------------------------------------------------------

ASSETS
Current Assets:
Cash and cash equivalents                         $      7,542         $          -
Trade account receivable, net of allowances
  for doubtful accounts of $97 and $278                 34,231               39,323
Receivable from affiliates                               2,096                1,350
Inventories                                             29,816               48,929
Deferred income taxes                                    1,255                1,452
Other current assets                                       356                  529
                                                  ------------         ------------
     Total current assets                               75,296               91,583
Property, plant and equipment, net                      62,106               62,668
Deferred income taxes                                        -                  314
Other assets                                             7,650                7,433
                                                  ------------         ------------
     Total assets                                 $    145,052         $    161,998
                                                  ============         ============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Current portion of long-term debt                 $        420         $        195
Accounts payable and accrued expenses                   44,433               59,159
Payable to affiliates                                      775                  848
Interest payable                                           197                4,528
                                                  ------------         ------------
     Total current liabilities                          45,825               64,730
Notes payable, net of current portion                  184,737              186,180
Deferred income taxes                                    1,286                    -
Other liabilities                                          580                  597
                                                  ------------         ------------
     Total liabilities                                 232,428              251,507

Redeemable preferred stock, no par value,
  750,000 shares authorized; issued and
  outstanding 266,313 and 274,632 shares,
  respectively; mandatory redemption value of
  $26.6 million and $27.5 million, respectively         25,675               26,528

Commitments and contingencies                                -                    -

Series A convertible preferred stock, par value
  $0.001 per share, 6,000,000 shares authorized;
  issued and outstanding 3,261,177; aggregate
  liquidation preference of $36,949,135                      3                    3

Series B convertible preferred stock, par value
  $0.001 per share, 6,000,000 shares authorized;
  issued and outstanding 863,823 shares;
  aggregate liquidation preference of $9,787,115             1                    1

Series C convertible preferred stock, par value
  $0.001 per share, 1,000,000 shares authorized;
  issued and outstanding 874,999 shares;
  aggregate liquidation preference of $9,913,739             1                    1

Class A common stock, par value $0.001 per
  share, 30,000,000 shares authorized; issued and
  outstanding 3,261,177                                      3                    3

Class B common stock, par value $0.001 per
  share, 12,000,000  shares authorized; issued
  and outstanding 863,823 shares                             1                    1

Class C common stock, par value $0.001 per
  share, 2,000,000 shares authorized; issued and
  outstanding 874,999 shares                                 1                    1

Additional paid-in capital                              63,318               62,471
Accumulated other comprehensive income                  (2,270)              (2,337)
Retained earnings                                     (174,109)            (176,131)
Less treasury stock at cost:
Series A convertible preferred stock, 3,676
  shares outstanding                                         -                  (42)
Class A common stock, 3,676 shares outstanding               -                   (8)
                                                  ------------         ------------
     Total shareholders' equity (deficit)             (113,051)            (116,037)
                                                  ------------         ------------
     Total liabilities and shareholders'
       equity (deficit)                           $    145,052         $    161,998
                                                  ============         ============

                                  MCMS, INC.
             CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                          Three months ended
                                                  ---------------------------------
                                                  November 27,          December 3,
                                                      1997                  1998
                                                  ------------         ------------

Net sales                                         $     71,001         $     91,243
Cost of goods sold                                      60,909               86,056
                                                  ------------         ------------
Gross profit                                            10,092                5,187

Selling, general and administrative expenses             3,122                4,219
                                                  ------------         ------------
Income from operations                                   6,970                  968

Other expense (income):
Interest expense (income), net                            (135)               4,721
Other                                                        -                   45
                                                  ------------         ------------
Income (loss) before taxes                               7,105               (3,798)

Income tax provision (benefit)                           2,629               (1,775)
                                                  ------------         ------------
Net income (loss)                                        4,476               (2,023)

Redeemable preferred stock dividends and
  accretion of preferred stock discount                      -                 (882)
                                                  ------------         ------------
Net income (loss) to common stockholders          $      4,476         $     (2,905)
                                                  ============         ============
Net income (loss) per share  - basic and
  diluted                                         $      4,476         $      (0.58)
                                                  ============         ============
Weighted average common shares outstanding -
  basic and diluted                                      1,000            5,000,000
                                                  ============         ============

                                  MCMS, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (IN THOUSANDS)

                                                          Three months ended
                                                  ---------------------------------
                                                  November 27,          December 3,
                                                      1997                  1998
                                                  ------------         ------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                 $      4,476         $     (2,023)
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
Depreciation and amortization                            2,629                3,661
Loss on sale of property, plant and equipment                2                   25
Changes in operating assets and liabilities:
  Receivables                                            6,269               (4,292)
  Inventories                                           (3,409)             (19,103)
  Other assets                                            (154)                (418)
  Accounts payable and accrued expenses                    757               13,616
  Interest payable                                           -                4,331
  Deferred income taxes                                    178               (1,797)
  Other liabilities                                          -                  100
                                                  ------------         ------------
Net cash provided by (used for) operating
  activities                                            10,748               (5,900)
                                                  ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment          (7,677)              (2,921)
Proceeds from sales of property, plant and
  equipment                                                 31                    -
                                                  ------------         ------------
Net cash used for investing activities                  (7,646)              (2,921)
                                                  ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from (repayments of) borrowings on
  line of credit                                             -                1,500
Repayments of debt                                        (254)                 (70)
Purchase of treasury stock                                   -                  (50)
                                                  ------------         ------------
Net cash provided by (used for) financing
  activities                                              (254)               1,380
                                                  ------------         ------------

Effect of exchange rate changes on cash and
  cash equivalents                                           -                 (101)
                                                  ------------         ------------

Net increase (decrease) in cash and cash
  equivalents                                            2,848               (7,542)
                                                  ------------         ------------

Cash and cash equivalents at beginning of
  period                                                13,636                7,542
                                                  ------------         ------------

Cash and cash equivalents at end of period        $     16,484         $          -
                                                  ============         ============

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(TABULAR DOLLAR AMOUNTS IN THOUSANDS)



1.  General

     The information included in the accompanying consolidated interim financial statements is unaudited and should be read in conjunction with the annual audited financial statements and notes thereto contained in the Company's Report on Form 10-K for the fiscal year ended September 3, 1998. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire fiscal year.

2.  Effect of Recently Issued Accounting Standards

     During the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for the presentation of comprehensive income or loss in financial statements. Comprehensive income or loss includes income and loss components which are otherwise recorded directly to shareholders' equity under generally accepted accounting principles. The Company's comprehensive loss for the three months ended December 3, 1998 was $2,090,000. The Company's comprehensive income for the three months ended November 27, 1997 was $3,179,000. The accumulated balance of foreign currency translation adjustments, excluded from net income or loss, is presented in the consolidated balance sheet as "Accumulated other comprehensive income."

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Under SFAS No. 131, publicly held companies are required to report financial and other information about key revenue-producing segments of the entity for which such information is available and is utilized by the chief operating decision-maker. Specific information to be reported for individual segments includes profit or loss, certain revenue and expense items and total assets. A reconciliation of segment financial information to amounts reported in the financial statements must also be provided. SFAS No. 131 is effective for the Company in fiscal 1999 but the form of the presentation in the Company's financial statements has not yet been determined.

     In  March  1998,  the  AICPA issued  Statement  of  Position
("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Under SOP 98-1, companies are required to capitalize certain costs of computer software developed or obtained for internal use, provided that those costs are not research and development. The Company is currently evaluating the effect of SOP 98-1 on the Company's results of operations and financial position. The Company is required to implement SOP 98-1 in fiscal 2000.

3.  Inventories
                                                  September 3,          December 3,
                                                      1998                  1998
                                                  ------------         ------------

    Raw materials and supplies                    $     18,126         $     26,587
    Work in process                                     11,020               21,866
    Finished goods                                         670                  476
                                                  ------------         ------------
                                                  $     29,816         $     48,929
                                                  ============         ============

4.  Accounts payable and accrued expenses
                                                  September 3,          December 3,
                                                      1998                  1998
                                                  ------------         ------------

    Trade accounts payable                        $     39,152         $     53,047
    Short-term equipment contracts                         543                1,152
    Salaries, wages, and benefits                        3,619                3,600
    Other                                                1,119                1,360
                                                  ------------         ------------
                                                  $     44,433         $     59,159
                                                  ============         ============

5.  Long-term Debt
                                                  September 3,          December 3,
                                                      1998                  1998
                                                  ------------         ------------

Revolving loan, principal payments at the
Company's option  to February 26, 2003,
interest due quarterly,  interest rates
ranging from 8.38% to 10.75% and 8.0% to
9.75%, respectively (8.38% and 8.11% at
September 3, 1998 and December 3, 1998,
respectively)                                     $      9,500         $     11,000

Note payable, matures on October 8, 1998,
interest due at maturity, weighted average
interest rate equal to interest earned on the
Company's cash investments (5.24% at September
3, 1998)                                                   212                    -

Senior subordinated notes (the "Fixed Rate
Notes"), unsecured, interest at 9.75% due
semiannually, mature on March 1, 2008                  145,000              145,000

Floating interest rate subordinated term
securities, (the "Floating Rate Notes"),
unsecured, interest due semiannually, mature
on March 1, 2008, variable interest rate equal
to LIBOR plus 4.63%  (10.22% and 10.22% at
September 3, 1998 and December 3, 1998,
respectively)                                           30,000               30,000

Note payable, quarterly installments through
October 1, 2000, interest rate of 3.51%                    445                  375
                                                  ------------         ------------
Total debt                                             185,157              186,375
Less current portion                                      (420)                (195)
                                                  ------------         ------------

                                                  $    184,737         $    186,180
                                                  ============         ============

     On February 26, 1998, the Company also issued $25.0 million in 12-1/2% Redeemable Preferred Stock due on March 1, 2010 with a liquidation preference of $100 per share. Dividends are payable in cash or in-kind quarterly beginning June 1, 1998 at a rate equal to 12-1/2% per annum. To-date, the Company has paid all dividends in-kind.

6.  Net Income (Loss) Per Share

     Basic earnings per share is computed using net income (loss) reduced (increased) by dividends on the Redeemable Preferred Stock divided by the weighted average number of common shares outstanding. Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding. Common equivalent shares include shares issuable upon the exercise of outstanding stock options and shares issuable upon the conversion of outstanding convertible securities, and affect earnings per share only when they have a dilutive effect. For the first quarter ended December 3, 1998, the inclusion of 3.3 million, 0.9 million and 0.9 million common shares issuable upon conversion of the Company's outstanding Series A, Series B and Series C Convertible Preferred Stock, respectively, are not included in the calculation of diluted earnings per share because the effect would be antidilutive.

7.  Income Taxes

     The effective rate of the tax benefit for the first quarter of fiscal 1999 was 46.7%. The effective rate for the provision of income taxes was 37.0% for the corresponding period of fiscal 1998. The effective tax rate primarily reflects the statutory corporate income tax rate, the net effect of state taxation and the effect of a tax holiday granted to the Company's Malaysian operation. The increase in the effective rate of the tax benefit in the first quarter of 1999 relative to the corresponding period of fiscal 1998 was primarily due to an increase in the proportion of lower taxed income generated by the Company's Malaysian operations. Because the Company does not provide for U.S. tax on the earnings of its foreign subsidiaries, the effective rate may vary significantly from period to period.

8.  Recapitalization

     On February 26, 1998 the Company completed a Recapitalization. Prior to the closing of the Recapitalization, the Company was a wholly owned subsidiary of MEI California, Inc. ("MEIC"), a wholly owned subsidiary of Micron Electronics, Inc. ("MEI"). Under the terms of the amended and restated Recapitalization Agreement between the Company, MEIC, MEI and certain other parties, pursuant to which the Company effected the Recapitalization, certain unrelated investors (the "Investors") acquired an equity interest in the Company. In order to complete the Recapitalization, the Company arranged for additional financing in the form of notes and redeemable preferred stock totaling $200.0 million. The Company used the proceeds from the Investors' equity investment and the issuance of notes and redeemable preferred stock to redeem a portion of MEIC's outstanding equity interest for approximately $249.2 million. As of the date of this report and at all times since the date of the Recapitalization, MEIC holds a 10% equity interest in the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     Statements contained in this Form 10-Q that are not purely historical are forward-looking statements and are being provided in reliance upon the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. All forward-looking statements are made as of the date hereof and are based on current management expectations and information available to the Company as of such date. The Company assumes no obligation to update any forward-looking statement. It is important to note that actual results could differ materially from historical results or those contemplated in the forward-looking statements. Forward-looking statements involve a number of risks and uncertainties, and include trend information. Factors that could cause actual results to differ materially include, but are not limited to, those identified herein under "Certain Factors" and in other Company filings with the Securities and Exchange Commission. All quarterly references are to the Company's fiscal periods ended December 3, 1998, September 3, 1998 or November 27, 1997, unless otherwise indicated.

     MCMS,   Inc.   ("MCMS"  or  the  "Company")  is  a   leading
electronics manufacturing service ("EMS") provider serving original equipment manufacturers ("OEMs") in the networking, telecommunications, computer systems and other sectors of the electronics industry. The Company offers a broad range of capabilities and manufacturing management services, including product design and prototype manufacturing; materials procurement and inventory management; manufacturing and testing of printed circuit board assemblies ("PCBAs") and memory modules and systems; quality assurance; and end-order fulfillment.

     MCMS provides services on both a turnkey and consignment basis. Under a consignment arrangement, the OEM procures the components and the Company assembles and tests them in exchange for a process fee. Under a turnkey arrangement, the Company assumes responsibility for both the procurement of components and their assembly and test. Turnkey manufacturing generates higher net sales than consignment manufacturing due to the generation of revenue from materials as well as labor and manufacturing overhead, but also typically results in lower gross margins than consignment manufacturing because the Company generally realizes lower gross margins on material-based revenue than on manufacturing-based revenue. The Company also provides services on a partial consignment basis, whereby the OEM procures certain materials and the Company procures the remaining materials. Consignment revenues, excluding partial consignment revenues, accounted for 4.6% of the Company's net sales for the three months ended December 3, 1998.


Results of Operations
                                          Three months ended
                                       ----------------------------
                                       November 27,    December 3,
                                           1997            1998
                                       ------------    ------------

Net sales                                 100.0%          100.0%
Costs of sales                             85.8            94.3
                                       ------------    ------------
Gross margin                               14.2             5.7
Selling, general and
administrative expenses                     4.4             4.6
                                       ------------    ------------
Income from operations                      9.8             1.1
Interest expense (income), net             (0.2)            5.2
Other                                         -             0.1
                                       ------------    ------------
Income (loss) before taxes                 10.0            (4.2)
Income tax provision (benefit)              3.7            (2.0)
Net income (loss)                           6.3%           (2.2%)
                                       ============    ============

Depreciation and amortization (1)           3.7%            3.8%
---------------------------------      ============    ============

(1) For the three months ended December 3, 1998 depreciation and amortization amount excludes $233,000 of deferred loan amortization that was expensed as interest.

Three  Months  Ended December 3, 1998 Compared  to  Three  Months
Ended November 27, 1997

     Net Sales. Net sales for the three months ended December 3, 1998 increased by $20.2 million, or 28.5%, to $91.2 million from $71.0 million for the three months ended November 27, 1997. The increase in net sales is primarily the result of a higher volume of PCBA shipments to customers in the networking and telecommunications industries. These increases were partially offset by lower PCBA prices and by decreases in both the volume and price of custom turnkey and consigned memory modules.

     Net sales attributable to foreign subsidiaries totaled $7.1 million for the three months ended December 3, 1998, compared to $5.4 million for the corresponding period of fiscal 1998. The growth in foreign subsidiary net sales is primarily the result of additional sales at the Company's Belgian operation, which began operations in November of 1997.

     Gross Profit. Gross profit for the three months ended December 3, 1998 decreased by $4.9 million, or 48.6%, to $5.2 million from $10.1 million for the three months ended November 27, 1997. Gross margin for the three months ended December 3, 1998 decreased to 5.7% of net sales from 14.2% for the comparable period ended November 27, 1997. The decrease in gross profit resulted from a lower volume of units shipped and lower pricing on consigned modules, lower volumes of turnkey custom memory modules and reduced capacity utilization at the Durham, North Carolina operation. To a lesser degree, the Belgian operation had a negative impact on gross margin during this period and it is anticipated that it will continue to have a negative impact on margins for the remainder of fiscal 1999.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") for the three months ended December 3, 1998 increased by $1.1 million, or 35.1%, to $4.2 million from $3.1 million for the three months ended
November 27, 1997. This increase for the three months ended December 3, 1998 was the result of additional headcount in senior management, finance and administration, sales and marketing, and information technology which collectively amounted to $0.6 million, as well as additional SG&A associated with the Company's foreign subsidiaries in the amount of $0.4 million.

     Interest Expense. Interest expense for the three months ended December 3, 1998 increased to $4.7 million due to the addition of $175 million in long-term debt issued or incurred in conjunction with the Recapitalizaton.

     Provision for Income Taxes. Income taxes for the three months ended December 3, 1998 decreased by $4.4 million, to a benefit of $1.8 million from an expense of $2.6 million for the three months ended November 27, 1997. The effective rate of the tax benefit for the first quarter of fiscal 1999 was 46.7%, as compared to a provision for income taxes of 37.0% for the corresponding period of fiscal 1998. The increase in the effective rate of the tax benefit in the first quarter of fiscal 1999 was primarily due to an increase in the proportion of lower taxed income generated by the Company's Malaysian operation.

     Net Income. For the reasons stated above, net income for the three months ended December 3, 1998 decreased by $6.5 million to a loss of $2.0 million from income of $4.5 million for the three months ended November 27, 1997. As a percentage of net sales, net loss for the three months ended December 3, 1998 was 2.2% compared to net income of 6.3% for the three months ended November 27, 1997.

Liquidity and Capital Resources

     During the first quarter of fiscal 1999, the Company's cash and cash equivalents decreased by $7.5 million. Net cash consumed by operating activities was $5.9 million. Net cash used by investing activities was $2.9 million and net cash provided by financing activities was $1.4 million. Exchange rate changes reduced net cash by $0.1 million. Net cash used by investing activities during the first quarter of fiscal 1999 primarily consisted of to capital expenditures for additional manufacturing capacity in the U.S and implementation of the Baan Enterprise Resource Planning ("ERP") system. Net cash generated from financing activities principally resulted from net borrowings under the Company's existing credit facilities.

     The cash consumed by operations of $5.9 million was primarily due to an increase in inventory of $19.1 million during the first quarter of 1999. The growth in inventory included increases in raw materials of $6.9 million and work in process of $3.8 million resulting from the growth and volatility of new programs at the Nampa, Idaho operation and increases in work in process of $6.4 million due to stronger customer demand late in the first quarter at the Durham, North Carolina operation. The average collection period for accounts receivable and the average inventory turns were 38.5 days and 8.7 turns during the first quarter of fiscal 1999 compared to 44.3 days and 12.6 turns during the corresponding period in fiscal 1998. The average collection period and average inventory turn level vary as a function of sales volume, sales volatility, product mix, payment terms with customers and suppliers and the mix of consigned and turnkey business.

     Capital expenditures during the first quarter of fiscal 1999 were $2.9 million, including $1.6 million for additional manufacturing capacity in the U.S. and $1.3 million toward the implementation of the Baan ERP system. The Company anticipates spending an additional $2.9 million in fiscal 1999 to complete the ERP system implementation. See "Year 2000 Compliance" and "Certain Factors -- Baan Implementation."

     In  conjunction   with  the  Recapitalization,  the  Company
entered into a revolving credit facility ("Revolving Credit Facility") with Bankers Trust Company, as agent, which provides for borrowings of up to $40.0 million for working capital, capital expenditures and other general corporate purposes. Subsequent to the end of the fiscal quarter and as of January 11, 1999, the Company had drawn $22.5 million on the Revolving Credit Facility and had a cash balance of $10.9 million. As of December 3, 1998, the Company was in compliance with the covenants under the Revolving Credit Facility, as amended May 20, 1998, for periods through August 31, 1999.

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

Year 2000 Compliance

     State of Readiness

     The Year 2000 presents many issues for the Company because many computer hardware and software systems use only the last two digits to refer to a calendar year. Consequently, these systems may fail to process dates correctly after December 31, 1999, which may cause system failures. In October 1997, the Company established a cross functional team chartered with the specific task of evaluating all of the Company's software, equipment and processes for Year 2000 compliance. This team determined that a substantial portion of the Company's systems, including its company-wide enterprise resource planning ("ERP") system, were not Year 2000 compliant and therefore developed a plan to resolve this issue which includes, among other things, implementing the Baan ERP system. The Baan ERP system is being implemented across all of the Company's sites with targeted completion scheduled in 1999. In addition, the Company retained the services of outside consulting firms to review and assess the Company's evaluation and implementation plan. The Company believes that the Baan ERP system will make all "mission critical" company information systems Year 2000 compliant.

     As part of the Company's Year 2000 compliance evaluation, the Company recently began to contact key suppliers and significant customers to determine the extent to which the Company is exposed to third party failure to remedy their Year 2000 compliance issues. The Company will continue to contact key suppliers and significant customers as part of its Year 2000 compliance evaluation. In addition, the Company intends to conduct audits and/or testing of certain suppliers for Year 2000 compliance. There can be no assurance the Company will be able to successfully complete such evaluations on a timely basis which could have a material adverse effect on the Company's business, financial condition and results of operations.

     Costs

     The total costs, whether capitalized or expensed, associated with implementation and system modification relating to the Year 2000 problem is anticipated to be approximately $10 million, excluding internal programming time on existing systems. The total amount spent in the first quarter of fiscal 1999 relating to the Year 2000 problem was $1.3 million with anticipated expenditures of approximately $2.9 million during the remainder of fiscal 1999. This amount includes the costs associated with new systems that will be Year 2000 compliant even though such compliance was not the primary reason for installation.

     Contingency Plan

     Although the Company has no formal contingency plan related to the Baan implementation at the present time, the implementation is on schedule with completion slated for late fiscal 1999. If the Baan implementation is delayed, the Company will endeavor to develop a contingency plan. The Company will be attempting to develop a contingency plan designed to address problems which might arise from the failure of the Company's suppliers and customers to timely and adequately address Year 2000 issues.

     Risks Associated with the Company's  Year 2000 Issues

     The Company presently believes that by modifying existing software and converting to new software, such as the Baan ERP system, the Year 2000 problem will not pose significant operational problems for the Company's information systems. However, if such modifications and conversions are not timely or properly implemented, the Year 2000 problem could affect the ability of the Company, among other things, to manufacture product, procure and manage materials, and administer functions and processes, which could have a material adverse effect on the Company's business, financial condition and results of operations. Additionally, failure of third party suppliers to become Year 2000 compliant on a timely basis could create a need for the Company to change suppliers and otherwise impair the sourcing of components, raw materials or services to the Company, or the functionality of such components or raw materials, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

High  Level of Indebtedness; Ability to Service Indebtedness  and
Satisfy Preferred Stock Dividend Requirements

     The Company is highly leveraged. At December 3, 1998, the Company had approximately $186.2 million of total indebtedness outstanding (exclusive of unused commitments of $29 million under the Revolving Credit Facility), and Series B 12-1/2% Senior Preferred Stock (the "Redeemable Preferred Stock") outstanding with an aggregate liquidation preference of $27.5 million. In addition, as of January 11, 1999, the Company had drawn $22.5 million on the Revolving Credit Facility. The Company may incur additional indebtedness from time to time to provide for working capital or capital expenditures or for other purposes, subject to certain restrictions in the (i) the Revolving Credit Facility
(ii) the Indenture (the "Indenture") governing the Company's Series B 9-3/4% Senior Subordinated Notes due 2008 and the Series B Floating Interest Rate Subordinated Term Securities due 2008 (collectively, the "Notes"), (iii) the Certificate of Designation relating to the Redeemable Preferred Stock (the "Certificate of Designation") and (iv) the Indenture (the "Exchange Indenture") governing the 12-1/2% Subordinated Exchange Debentures (the "Exchange Debentures") due 2010 issuable in exchange for the Redeemable Preferred Stock.

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

Restrictions Imposed by Terms of Indebtedness and Redeemable
Preferred Stock

     The Indenture, the Certificate of Designation, the Exchange Indenture and the Revolving Credit Facility contain certain covenants that restrict, among other things, the ability of the Company and its subsidiaries to incur additional indebtedness, consummate certain assets sales and purchases, issue preferred stock, incur liens, pay dividends or make certain other restricted payments, enter into certain transactions with affiliates, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of the Company and its subsidiaries, none of which impaired the Company's ability to conduct business in the first quarter of fiscal 1999. A breach of any of these covenants could result in a default under the Revolving Credit Facility, the Indenture and the Exchange Indenture and would violate certain provisions of the Certificate of Designation. The Revolving Credit Facility also requires the Company to maintain specified financial ratios and to satisfy certain financial condition tests. The ability of the Company to meet those financial ratios and financial condition tests can be affected by events beyond its control, and there can be no assurance that the Company will meet those ratios and tests.

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

     On May 20, 1998, the Company and its lenders under the Revolving Credit Facility amended certain financial covenants under the Revolving Credit Facility through August 31, 1999. As of December 3, 1998, the Company was in compliance with such financial covenants, as amended.

Customer Concentration; Dependence on Certain Industries

     At any given time, certain customers may account for significant portions of the Company's net sales. For the first quarter of fiscal 1999, approximately 80% of net sales were derived from networking and telecommunications customers. In addition, for the first quarter of fiscal 1999, the Company's ten largest customers accounted for approximately 89.1% of net sales. The Company's top two customers accounted for approximately 46.5% and 18.1% of net sales in the first quarter of 1999. In addition, the Company has another major customer that operates under a consignment manufacturing model and, while sales are less than 10% of total revenue, the customer makes an important contribution to the Company's overall financial performance. Moreover, the Company has significant customer concentration at a site level. Volatility in demand from these customers may lead to reduced site capacity utilization and have a negative effect on the Company gross margin. Decreases in sales to or margins with these or any other key customers could have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations."

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

Variability of Results of Operations

     The Company's operations may be affected by a number of factors including economic conditions, price competition, the level of volume and the timing of customer orders, product mix, management of manufacturing processes, materials procurement and inventory management, fixed asset utilization, foreign currency fluctuations, the level of experience in manufacturing a particular product, customer product delivery requirements, availability and pricing of components, availability of experienced labor and failure to introduce, or lack of market acceptance, new processes, services, technologies and products. In addition, the level of net sales and gross margin can vary significantly based on whether certain projects are contracted on a turnkey basis, where the Company purchases materials, versus on a consignment basis, where materials are provided by the customer (turnkey manufacturing tends to result in higher net sales and lower gross margins than consignment manufacturing). An adverse change in one or more of these factors could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Baan Implementation

     In fiscal 1997, the Company finalized selection of a company-wide ERP software solution to, among other things, accommodate the future growth and requirements of the Company and, in October 1997, the Company began implementation of ERP software provided by Baan U.S.A., Inc. The Company based its selection criteria on a number of items it deemed critical, and included among other things, multi-site and foreign currency capabilities, 7x24 hour system availability, enhanced customer communications, end-order fulfillment and other mix mode manufacturing support and year 2000 compliance. The Company began to implement this software in late 1998 with completion scheduled in 1999. There can be no assurance that the Company will be successful and timely in its implementation efforts and any delay of such implementation could have a material adverse affect on the Company's business, financial condition and results of operations.

Competition

     The electronics manufacturing services industry is intensely competitive and subject to rapid change, and includes numerous regional, national and international companies, a number of which have achieved substantial market share. The Company believes that the primary competitive factors in its targeted markets are manufacturing technology, product quality, responsiveness and flexibility, consistency of performance, range of services provided, the location of facilities and price. To be competitive, the Company must provide technologically advanced manufacturing services, high quality products, flexible production schedules and reliable delivery of finished products on a timely and price competitive basis. Failure to satisfy any of the foregoing requirements could materially and adversely affect the Company's competitive position. The Company competes directly with a number of EMS firms, including Celestica International Holdings Inc., Flextronics International, Ltd., Jabil Circuits, Inc., SCI Systems, Inc., Sanmina Corporation and Solectron Corporation. The Company also faces indirect competition from the captive manufacturing operations of its current and prospective customers, which continually evaluate the merits of manufacturing products internally rather than using the services of EMS providers. Many of the Company's competitors have more geographically diversified manufacturing facilities, international procurement capabilities, research and development and capital and marketing resources than the Company. In addition, the Company may be at a competitive disadvantage because some of the Company's competitors are less financially leveraged, resulting in, among other things, greater operational and financial flexibility for such competitors. See "Certain Factors--High Level of Indebtedness; Ability to Service Indebtedness and Satisfy Preferred Stock Dividend Requirements." In recent years, the EMS industry has attracted new entrants, including large OEMs with excess manufacturing capacity, and many existing participants have substantially expanded their manufacturing capacity by expanding their facilities through both internal expansion and acquisitions. In the event of a decrease in overall demand for EMS services, this increased capacity could result in substantial pricing pressures, which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

International Operations

     The  Company  currently  offers EMS  capabilities  in  North
America, Asia and Europe. In the first quarter of fiscal 1999, net sales attributable to foreign operations totaled $7.1 million or 7.8% of total net sales. The Company may be affected by economic and political conditions in each of the countries in which it operates and certain other risks of doing business abroad, including fluctuations in the value of currencies, import duties, changes to import and export regulations (including quotas), possible restrictions on the transfer of funds, employee turnover, labor or civil unrest, long payment cycles, greater difficulty in collecting accounts receivable, the burdens, cost and risk of compliance with a variety of foreign laws, and, in certain parts of the world, political and economic instability. In addition, the attractiveness of the Company's services to its United States customers is affected by United States trade policies, such as "most favored nation" status and trade preferences, which are reviewed periodically by the United States government. Changes in policies by the United States or foreign governments could result in, for example, increased duties, higher taxation, currency conversion limitations, hostility toward United States-owned operations, limitations on imports or exports, or the expropriation of private enterprises, any of which could have a material adverse effect on the Company's business, financial condition or results of operations. The Company's Belgian operations are subject to labor union agreements covering managerial, supervisory and production employees, which set standards for, among other things, the maximum number of working hours and minimum compensation levels. In addition, economic considerations may make it difficult for the Company to compete effectively compared to other lower cost European locations. The Company's Malaysian operations and assets are subject to significant political, economic, legal and other uncertainties customary for businesses located in Southeast Asia.

     The Company's international operations are based in Belgium and Malaysia. The functional currencies of the Company's international operations are the Belgian Franc and the Malaysian Ringgit. The Company's financial performance may be adversely impacted by changes in exchange rates between these currencies and the U.S. dollar. Fixed assets for the Belgian and Malaysian operations are denominated in each entity's functional currency and translation gains or losses will occur as the exchange rate between the local functional currency and the U.S. dollar fluctuates on each balance sheet reporting date. The Company's investments in fixed assets as of December 3, 1998 were $6.8 million (10.8% of total fixed assets) and $2.4 million (3.8% of total fixed assets) in Belgium and Malaysia, respectively. The Company's cumulative translation losses as of December 3, 1998, were $0.1 million and $2.2 million for the Belgian and Malaysian operations, respectively. The Company's equity investment in Belgium and Malaysia are long-term in nature and, therefore, the translations adjustments are shown as a separate component of shareholders' equity and do not effect the Company's net income. An additional risk is that certain working capital accounts such as accounts receivable and accounts payable are denominated in currencies other than the functional currency and may give rise to exchange gains or losses upon settlement or at the end of any financial reporting period. Sales in currencies other than the functional currency were approximately 2.6% and 4.3% of consolidated sales for the quarter ended December 3, 1998 for Belgium and Malaysia, respectively. The Company's transaction gains for the fiscal quarter ended December 3, 1998 were $0.5 million and $0.0 million for the Belgian and Malaysian operations, respectively. The exchange rate between the Malaysian Ringgit and U.S. dollar has been extremely volatile over the last year. In September 1998, the Malaysian government imposed currency control measures which, among other things, fixed the exchange rate between the United States dollar and the Malaysian Ringgit and make it more difficult to repatriate the Company's investments. The Company attempts to minimize the impact of exchange rate volatility by entering into U.S. dollar denominated transactions whenever possible for purchases of raw materials and capital equipment and by keeping minimal cash balances of foreign currencies. Direct labor, manufacturing overhead, and selling, general and administrative costs of the international operations are also denominated in the local currencies. Transaction losses are reflected in the Company's net income. As exchange rates fluctuate, the Company will continue to experience translation and transaction adjustments related to its investments in Belgium and Malaysia which could have a material and adverse effect on the Company's business, financial condition and results of operations.

Dependence on Key Personnel

     The Company's continued success depends to a large extent upon the efforts and abilities of key managerial and technical employees. The Company's business will also depend upon its ability to continue to attract and retain qualified employees. Although the Company has been successful in attracting and retaining key managerial and technical employees to date, the loss of services of certain key employees, in particular any of its executive officers, or the Company's failure to continue to attract and retain other key managerial and technical employees could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Concentration of Ownership

     Cornerstone Equity Investors and certain other investors beneficially own, in the aggregate, approximately 90.0% of the outstanding capital stock (other than the Redeemable Preferred Stock) of the Company. As a result, although no single investor has more than 49.0% of the voting power of the Company's outstanding securities or the ability to appoint a majority of the directors, the aggregate votes of these investors could determine the composition of a majority of the board of directors and, therefore, influence the management and policies of the Company.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

     The Company uses the U.S. dollar as its functional currency, except for its operations in Belgium and Malaysia. The Company has evaluated the potential costs and benefits of hedging potential adverse changes in the exchange rates between U.S. dollar, Belgian Franc and Malaysian Ringgit. Currently, the Company does not enter into derivative financial instruments because a substantial portion of the Company's sales in these foreign operations are in U.S dollars. The assets and liabilities of the these two operations are translated into U.S. dollars at an exchange rates in effect at the period end date. Income and expense items are translated at the year-to-date average rate. Aggregate transaction gains included in net income for the first quarter ended December 3, 1998 were $462,000 and $20,000 for the Belgian and Malaysian operations, respectively.

PART II  OTHER INFORMATION
--------------------------

ITEM 6.  EXHIBITS

(a)  The following are filed as part of this report:


Exhibit     Description

10.9 (a) Employment Agreement, dated as of October 12, 1998, by and between MCMS, Inc. and David Garcia.

10.9 (b) Employment Agreement, dated as of December 2, 1998, by and between MCMS, Inc. and Richard Downing.

10.20 (a)   Form of Stock Option Agreement for officers of the
            Company.

10.25       Executive Bonus Plan.

10.26       Employee Profit Sharing Plan.

11          MCMS, Inc. Basic and Diluted Earnings Per Share.

27          Financial Data Schedules.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the registrant by the following duly authorized person.

                            MCMS, Inc.
                           (Registrant)


Date:  January 14, 1999     By:  /s/ Chris J. Anton
                            Vice President, Finance and Chief
                            Financial Officer (Principal
                            Financial Officer and Accounting
                            Officer)