Form 10-Q
period 1999-03-04
MCMS INC
filed 1999-04-16
CIK 1060356

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
(Mark One)
  [X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

           For the quarter period ended March 4, 1999

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

                         Yes  X      No

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

              APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares of Class A Common Stock outstanding at March 4, 1999: 3,261,177
Shares of Class B Common Stock outstanding at March 4, 1999:   863,823
Shares of Class C Common Stock outstanding at March 4, 1999:   874,999

MCMS,INC.

INDEX

Part I.                                                             Page
                                                                    ----
Item 1     Financial Information

           Unaudited Consolidated Balance Sheets -
             March 4, 1999 and September 3, 1998                      3

           Unaudited Consolidated Statements of Operations -
             Three and Six Months Ended March 4, 1999 and
             February 26, 1998                                        4

           Unaudited Consolidated Statements of Cash Flows -
             Six Months Ended March 4, 1999 and February 26, 1998     5

           Notes to Unaudited Consolidated Financial Statements       6

Item 2     Management's Discussion and Analysis of Financial
             Condition and Results of Operations                      9

           Certain Factors                                           14

Item 3     Quantitative and Qualitative Disclosures about Market
             Risk                                                    19

Part II.   Other Information

           Item 6 Exhibits                                           19

           Signatures                                                20

PART I FINANCIAL INFORMATION
----------------------------

ITEM 1. FINANCIAL STATEMENTS

                                   MCMS, INC.
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                                         March 4,      September 3,
As of                                                      1999            1998
--------------------------------------------------------------------------------------
ASSETS
Current Assets:
Cash and cash equivalents                                $       -      $   7,542
Trade account receivable, net of allowances for
  doubtful accounts of $442 and $97                         48,060         34,231
Receivable from affiliates                                   1,951          2,096
Inventories                                                 38,527         29,816
Deferred income taxes                                        1,356          1,255
Other current assets                                           921            356
                                                         ---------      ---------
          Total current assets                              90,815         75,296
Property, plant and equipment, net                          66,996         62,106
Deferred income taxes                                        2,488              -
Other assets                                                 7,658          7,650
                                                         ---------      ---------
          Total assets                                   $ 167,957      $ 145,052
                                                         =========      =========

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
Current portion of long-term debt                        $     571      $     420
Accounts payable and accrued expenses                       56,871         44,433
Payable to affiliates                                          423            775
Interest payable                                               217            197
                                                         ---------      ---------
          Total current liabilities                         58,082         45,825
Long-term debt, net of current portion                     203,225        184,737
Deferred income taxes                                            -          1,286
Other liabilities                                              646            580
                                                         ---------      ---------
          Total liabilities                                261,953        232,428

Redeemable preferred stock, no par value,
  750,000 shares authorized; issued and
  outstanding 283,217 and 266,313 shares,
  respectively; mandatory redemption value of
  $28.3 million and $26.6 million, respectively             27,407         25,675

SHAREHOLDERS' DEFICIT
Series A convertible preferred stock, par value
  $0.001 per share, 6,000,000 shares
  authorized; issued and outstanding 3,261,177;
  aggregate liquidation preference of $36,949,135                3              3

Series B convertible preferred stock, par value
  $0.001 per share, 6,000,000 shares authorized;
  issued and outstanding 863,823 shares;
  aggregate liquidation preference of $9,787,115                 1              1

Series C convertible preferred stock, par value
  $0.001 per share, 1,000,000 shares authorized;
  issued and outstanding 874,999 shares;
  aggregate liquidation preference of $9,913,739                 1              1

Class A common stock, par value $0.001 per share,
  30,000,000 shares authorized; issued and
  outstanding 3,261,177                                          3              3

Class B common stock, par value $0.001 per share,
  12,000,000  shares authorized; issued and
  outstanding 863,823 shares                                     1              1

Class C common stock, par value $0.001 per share,
  2,000,000 shares authorized; issued and
  outstanding 874,999 shares                                     1              1

Additional paid-in capital                                  61,586         63,318
Accumulated other comprehensive loss                        (2,219)        (2,270)
Retained deficit                                          (180,730)      (174,109)
Less treasury stock at cost:
Series A convertible preferred stock, 3,676
  shares outstanding                                           (42)             -
Class A common stock, 3,676 shares outstanding                  (8)             -
                                                         ---------      ---------
          Total shareholders' deficit                     (121,403)      (113,051)
                                                         ---------      ---------
Commitments and contingencies                                    -              -

          Total liabilities and shareholders'
            deficit                                      $ 167,957      $ 145,052
                                                         =========      =========

The accompanying notes are an integral part of the financial statements.

                                      MCMS, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                  (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                    Three months ended                   Six months ended
                             -------------------------------     -------------------------------
                                March 4,       February 26,         March 4,       February 26,
                                  1999             1998               1999             1998
                             --------------   --------------     --------------   --------------
Net sales                       $ 116,348        $  74,680          $ 207,591        $ 145,681
Cost of goods sold                110,337           67,182            196,393          128,091
                                ---------        ---------          ---------        ---------
Gross profit                        6,011            7,498             11,198           17,590

Selling, general and
  administrative                    6,790            3,805             11,009            6,927
                                ---------        ---------          ---------        ---------
Income (loss) from
  operations                         (779)           3,693                189           10,663

Other expense (income):
Interest expense(income), net       4,925             (194)             9,646             (329)
Transaction expenses                    -            8,312                 45            8,312
                                ---------        ---------          ---------        ---------
Income (loss) before taxes
  and extraordinary item           (5,704)          (4,425)            (9,502)           2,680

Income tax provision
  (benefit)                        (1,722)            (562)            (3,497)           2,067
                                ---------        ---------          ---------        ---------
Income (loss) before
  extraordinary item               (3,982)          (3,863)            (6,005)             613

Extraordinary item - loss
  on early extinguishment
  of debt, net of income
  tax benefit of $403                (617)               -               (617)               -
                                ---------        ---------          ---------        ---------
Net income (loss)                  (4,599)          (3,863)            (6,622)             613

Redeemable preferred
  stock dividends and
  accretion of preferred
  stock discount                     (918)              (9)            (1,772)              (9)
                                ---------        ---------          ---------        ---------
Net income (loss) to
  common stockholders           $  (5,517)       $  (3,872)         $  (8,394)       $     604
                                =========        =========          =========        =========
Net income (loss) per
  common share - basic:
  Income (loss) before
    extraordinary item          $   (0.98)       $  (69.21)         $   (1.56)       $   21.23
  Extraordinary item                (0.12)               -              (0.12)               -
                                ---------        ---------          ---------        ---------
  Net income (loss) per
    share                       $   (1.10)       $  (69.21)         $   (1.68)       $   21.23
                                =========        =========          =========        =========
Net income (loss) per
  common share - assuming
  dilution:
  Income (loss) before
    extraordinary item          $   (0.98)       $  (69.21)         $   (1.56)       $   10.80
  Extraordinary item                (0.12)               -              (0.12)               -
                                ---------        ---------          ---------        ---------
  Net income (loss) per
    share                       $   (1.10)       $  (69.21)         $   (1.68)       $   10.80
                                =========        =========          =========        =========






The accompanying notes are an integral part of the financial statements.

                                     MCMS, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                   (IN THOUSANDS)

                                                              Six months ended
                                                      -------------------------------
                                                         March 4,       February 26,
                                                           1999             1998
                                                      --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                        $  (6,622)      $     613
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
Loss on extinguishment of debt                                 617               -
Depreciation and amortization                                7,441           5,458
Loss (gain) on sale of property, plant and equipment            25              (2)
Write-off of deferred loan costs                                 -             206
Changes in operating assets and liabilities:
  Receivables                                              (13,857)         (5,933)
  Inventories                                               (8,722)         (5,879)
  Other assets                                                (699)           (217)
  Accounts payable and accrued expenses                      8,261          12,453
  Deferred income taxes                                     (3,472)           (917)
  Other liabilities                                             52             156
                                                         ---------       ---------
Net cash provided by (used for) operating activities       (16,976)          5,938
                                                         ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment              (7,544)        (10,763)
Proceeds from sales of property, plant and equipment             -             219
                                                         ---------       ---------
Net cash used for investing activities                      (7,544)        (10,544)
                                                         ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contributions                                            -           1,786
Repurchase of common stock and recapitalization                  -        (249,147)
Proceeds from issuance of common stock                           -          10,200
Proceeds from issuance of convertible preferred stock            -          51,000
Proceeds from and issuance of redeemable preferred
  stock                                                          -          24,000
Proceeds from borrowings                                    28,094         175,000
Repayments of debt                                          (9,832)           (916)
Payment of deferred debt issuance costs                     (1,239)         (7,489)
Purchase of treasury stock                                     (50)              -
                                                         ---------       ---------
Net cash provided by financing activities                   16,973          4,434
                                                         ---------       ---------
Effect of exchange rate changes on cash and cash
  equivalents                                                    5            (201)
                                                         ---------       ---------
Net decrease in cash and cash equivalents                   (7,542)           (373)

Cash and cash equivalents at beginning of period             7,542          13,636
                                                         ---------       ---------
Cash and cash equivalents at end of period               $       -       $  13,263
                                                         =========       =========





The accompanying notes are an integral part of the financial statements.

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

2.   Effect of Recently Issued Accounting Standards

     During the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for the presentation of comprehensive income or loss in financial statements. Comprehensive income or loss includes income and loss components which are otherwise recorded directly to shareholders' equity under generally accepted accounting principles. The Company's comprehensive loss for the second quarter and first six months of fiscal 1999 was $4,481,000 and $6,570,000, respectively. The Company's comprehensive loss was $4,453,000 and $1,271,000 for the corresponding periods of fiscal 1998. The accumulated balance of foreign currency translation adjustments, excluded from net income or loss, is presented in the consolidated balance sheet as "Accumulated other comprehensive loss."

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Under SFAS No. 131, publicly held companies are required to report financial and other information about key revenue-producing segments of the entity for which such information is available and utilized by the chief operating decision-maker. Specific information to be reported for individual segments includes profit or loss, certain revenue and expense items and total assets. A reconciliation of segment financial information to amounts reported in the financial statements must also be provided. SFAS No. 131 is effective for the Company in fiscal 1999 and the form of the presentation in the Company's financial statements has not yet been determined.

     In March 1998, the AICPA issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Under SOP 98-1, companies are required to capitalize certain costs of computer software developed or obtained for internal use, provided that those costs are not research and development. The Company is required to implement SOP 98-1 in fiscal 2000 and adoption is not expected to have a material effect on the Company's results of operations or financial position.

3.   Inventories
                                                         March 4,       September 3,
                                                           1999             1998
                                                      --------------   --------------
Raw materials and supplies                               $  20,257       $  18,126
Work in process                                             17,238          11,020
Finished goods                                               1,032             670
                                                         ---------       ---------
                                                         $  38,527       $  29,816
                                                         =========       =========

4.    Accounts payable and accrued expenses

                                                         March 4,       September 3,
                                                           1999             1998
                                                      --------------   --------------
Trade accounts payable                                   $  46,080       $  39,152
Short-term equipment contracts                               4,745             543
Salaries, wages, and benefits                                4,766           3,619
Other                                                        1,280           1,119
                                                         ---------       ---------
                                                         $  56,871       $  44,433
                                                         =========       =========

5.     Long-term Debt
                                                         March 4,       September 3,
                                                           1999             1998
                                                      --------------   --------------
Revolving loan, principal payments at the
  Company's option  to February 26, 2003,
  interest due quarterly,  interest rates
  ranging from 8.38% to 10.75% (8.38%
  September 3, 1998)                                     $       -       $   9,500

Revolving loan, principal payments at the
  Company's option to February 26, 2004,
  interest due monthly, interest rate of
  7.75% since inception and as of March 4,
  1999                                                      28,094               -

Senior subordinated notes (the "Fixed
  Rate Notes"), unsecured, interest at
  9.75% due semiannually, mature on March
  1, 2008                                                  145,000         145,000

Floating interest rate subordinated term
  securities, (the "Floating Rate Notes"),
  unsecured, interest due semiannually,
  mature on March 1, 2008, variable
  interest rate equal to LIBOR plus 4.63%
  (9.75% and 10.22% at March 4, 1999 and
  September 3, 1998, respectively)                          30,000          30,000

Note payable, matures on October 8, 1998,
  interest due at maturity, weighted
  average interest rate equal to interest
  earned on the Company's cash investments
  (5.24% at September 3, 1998)                                   -             212

Note payable, quarterly installments
  through October 1, 2000,
  interest rate of 3.51%                                       326             445

Note payable, monthly installments
  through December 26, 1999, interest rate
  of 5.95%                                                     376               -
                                                         ---------       ---------
Total debt                                                 203,796         185,157
Less current portion                                          (571)           (420)
                                                         ---------       ---------
Long-term debt, net of current portion                   $ 203,225       $ 184,737
                                                         =========       =========

     On February 26, 1999, the Company entered into a $60 million Senior Credit Facility (the "Credit Facility") which matures on February 26, 2004. The Credit Facility includes both a $10 million facility restricted to the purchase of qualifying equipment and a $50 million revolving credit facility. Amounts outstanding under the equipment loan facility bear interest at the lesser of the applicable Alternate Base Rate plus 0.25% or the Eurodollar Rate plus 2.50%, as defined in the agreement, and borrowings are limited to the first three loan years. Amounts outstanding under the revolving credit facility bear interest at the lower of the applicable Alternate Base Rate or Eurodollar Rate plus 2.25%. Amounts available under the revolving credit facility vary depending on Eligible Receivable and Eligible Inventory balances, as defined in the agreement. The Credit Facility includes a quarterly commitment fee of 0.375% per annum based upon the average unused portion and is collateralized by substantially all the assets of the Company. The Credit Facility contains customary covenants such as restrictions on capital expenditures, additional indebtedness and on the payment of dividends. In particular, the Credit Facility contains a covenant requiring that the Company maintain a fixed charge ratio of not less than 1.0 to 1.0, provided, however, that this fixed charge ratio covenant will not be applied to any fiscal quarter during the term as long as the Company maintains at all times during such fiscal quarter undrawn availability of more than $5 million for any such fiscal quarter during the ninety days following the closing date of the Credit Facility and $10 million for any month thereafter. As of March 4, 1999, the Company would not have satisfied the requirements of this fixed charge ratio covenant. The Credit Facility contains customary events of default. Any default under the Credit Facility could result in default of the Notes and Redeemable Preferred Stock, as defined below. As of March 4, 1999, the Company had a $28.1 million outstanding balance under the revolving credit facility and no outstanding balance on the equipment loan facility. As of March 4, 1999, the Company had $14.1 million, after adjustments required by the fixed charge ratio covenant, and $10 million available to borrow under the revolving credit facility and the equipment loan facility, respectively. The Credit Facility replaced the $40 million revolving credit facility the company had previously entered into with various lending institutions.

     On February 26, 1998, the Company issued $25.0 million in 12-1/2% Redeemable Preferred Stock due on March 1, 2010 with a liquidation preference of $100 per share. Dividends are payable in cash or in-kind quarterly beginning June 1, 1998 at a rate equal to 12-1/2% per annum. To-date, the Company has paid all dividends in-kind.

6.   Net Income (Loss) Per Share

     Basic earnings per share is computed using net income
(loss) reduced (increased) by dividends on the Redeemable Preferred Stock divided by the weighted average number of common shares outstanding. Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding. Common equivalent shares include shares issuable upon the exercise of outstanding stock options and shares issuable upon the conversion of outstanding convertible securities, and affect earnings per share only when they have a dilutive effect. Loss before extraordinary item per share and net loss per share for the three and six months ended March 4, 1999 and the three months ended February 26, 1998 is computed based on the weighted average number of common shares outstanding during each period of 5,000,000, 5,000,000 and 55,934, respectively. The Company's basic earnings per share and its fully diluted earnings per share were the same for the three and six months ended March 4, 1999 and three months ended February 26, 1998 because of the antidilutive effect of outstanding convertible securities and stock options. The following table presents a reconciliation of the numerators and denominators of basic earnings per share and fully diluted earnings per share for the six months ending February 26, 1998:

                                                               Weighted
                                                       Average Number     Per Share
                                           Income        Of Shares          Amount
                                          ---------   ----------------   ------------
Basic earnings per share:
 Net income to common stockholders        $ 604,000          28,467        $   21.23
                                                                           =========
Add dilutive effect of
  convertible securities                          -          27,473
                                          ---------       ---------
Earnings per share - assuming
  dilution:
  Net income to common stockholders       $ 604,000          55,940        $   10.80
                                          =========                        =========

7.    Income Taxes

     The effective rate of the tax benefit for the three and six months ended March 4, 1999 was 31.6% and 37.1%, respectively. The effective rate for the benefit and the provision of income taxes was 12.7% and 77.1% for the corresponding periods of fiscal 1998. The effective tax rate for fiscal 1999 primarily reflects the statutory corporate income tax rate, the net effect of state taxation and the effect of a tax holiday granted to the Company's Malaysian operation. The increases in the effective rate of the tax benefit in the three and six months ended March 4, 1999 relative to the corresponding periods of fiscal 1998 were primarily due to nondeductible transaction costs related to the Recapitalization, as defined below, in fiscal 1998, offset in part by a decrease in the proportion of lower taxed income generated by the Company's international operations and an increase in a valuation allowance established during fiscal 1999. The Company does not provide for U.S. tax on the earnings of its foreign subsidiaries and, therefore, the effective rate may vary significantly from period to period.

     During the three months ended March 4, 1999, the Company set up a valuation allowance of $0.5 million for the amount of the deferred tax asset which would not be realized through either carrying back its net operating losses or through future income generated by reversal of deferred tax liabilities during the loss carryforward period.


8.   Recapitalization

     On February 26, 1998 the Company completed a recapitalization (the "Recapitalization"). Prior to the closing of the Recapitalization, the Company was a wholly owned subsidiary of MEI California, Inc. ("MEIC"), a wholly owned subsidiary of Micron Electronics, Inc. ("MEI"). Under the terms of the amended and restated Recapitalization Agreement between the Company, MEIC, MEI and certain other parties, pursuant to which the Company effected the Recapitalization, certain unrelated investors (the "Investors") acquired an equity interest in the Company. In order to complete the Recapitalization, the Company arranged for additional financing in the form of notes and redeemable preferred stock totaling $200.0 million. The Company used the proceeds from the Investors' equity investment and the issuance of notes and redeemable preferred stock to redeem a portion of MEIC's outstanding equity interest for approximately $249.2 million. As of the date of this report and at all times since the date of the Recapitalization, MEIC holds and has held a 10% equity interest in the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     Statements contained in this Form 10-Q that are not purely historical are forward-looking statements and are being provided in reliance upon the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. All forward-looking statements are made as of the date hereof and are based on current management expectations and information available to the Company as of such date. The Company assumes no obligation to update any forward-looking statement. It is important to note that actual results could differ materially from historical results or those contemplated in the forward-looking statements. Forward-looking statements involve a number of risks and uncertainties, and include trend information. Factors that could cause actual results to differ materially include, but are not limited to, those identified herein under "Certain Factors" and in other Company filings with the Securities and Exchange Commission. All quarterly references are to the Company's fiscal periods ended March 4, 1999, September 3, 1998 or February 26, 1998, unless otherwise indicated.

     MCMS, Inc. ("MCMS" or the "Company") is a leading electronics manufacturing services ("EMS") provider serving original equipment manufacturers ("OEMs") in the networking, telecommunications, computer systems and other sectors of the electronics industry. The Company offers a broad range of capabilities and manufacturing management services, including product design and prototype manufacturing; materials procurement and inventory management; manufacturing and testing of printed circuit board assemblies ("PCBAs"); memory modules and systems; quality assurance; and end-order fulfillment.

     MCMS provides services on both a turnkey and consignment basis. Under a consignment arrangement, the OEM procures the components and the Company assembles and tests them in exchange for a processing fee. Under a turnkey arrangement, the Company assumes responsibility for both the procurement of components and their assembly and test. Turnkey manufacturing generates higher net sales than consignment manufacturing due to the generation of revenue from materials as well as labor and manufacturing overhead, but also typically results in lower gross margins than consignment manufacturing because the Company generally realizes lower gross margins on material-based revenue than on manufacturing-based revenue. The Company also provides services on a partial consignment basis, whereby the OEM procures certain materials and the Company procures the remaining materials. Consignment revenues, excluding partial consignment revenues, accounted for 5.8% and 5.3% of the Company's net sales for the three and six months ended March 4, 1999, respectively.

Results of Operations
                                       Three months ended                Six months ended
                                ------------------------------   --------------------------------
                                   March 4,       February 26,      March 4,        February 26,
                                     1999             1998            1999              1998
                                --------------   --------------   --------------   --------------
Net sales                           100.0%           100.0%           100.0%           100.0%
Costs of sales                       94.8             90.0             94.6             87.9
                                   -------          -------          -------          -------
Gross margin                          5.2             10.0              5.4             12.1
Selling, general and
  administrative expenses             5.9              5.1              5.3              4.8
                                   -------          -------          -------          -------
Income (loss) from operations        (0.7)             4.9              0.1              7.3
Interest expense (income), net        4.2             (0.3)             4.6             (0.2)
Transaction expenses                    -             11.1              0.1              5.7
                                   -------          -------          -------          -------
Income (loss) before taxes           (4.9)            (5.9)            (4.6)             1.8
Income tax provision (benefit)       (1.5)            (0.7)            (1.7)             1.4
Extraordinary loss                   (0.5)               -             (0.3)               -
                                   -------          -------          -------          -------
Net income (loss)                    (3.9)%           (5.2)%           (3.2)%            0.4%
                                   =======          =======          =======          =======
Depreciation and amortization (1)     3.1%             3.8%             3.4%             3.7%
                                   =======          =======          =======          =======

(1)  For  the  three and six months ended March 4, 1999, the depreciation and amortization  amount excludes  $233,000 and $466,000, respectively, of deferred loan amortization that was expensed  as interest.

                              9

Three Months Ended March 4, 1999 Compared to Three Months Ended
February 26, 1998

     Net Sales. Net sales for the three months ended March 4, 1999 increased by $41.7 million, or 55.8%, to $116.3 million from $74.7 million for the three months ended February 26, 1998. The increase in net sales is primarily the result of higher volumes of complex PCBA and system level shipments to customers in the networking and telecommunications industries. These increases were partially offset by lower complex PCBA prices, lower volumes and prices on custom turnkey memory modules and lower prices on consigned memory modules.

     Net sales attributable to foreign subsidiaries totaled
$7.1 million for the three months ended March 4, 1999, compared to $3.6 million for the corresponding period of fiscal 1998. The growth in foreign subsidiary net sales is primarily the result of higher volumes of complex PCBA's in both Malaysia and Belgium. This increase was negatively impacted by a shift from a turnkey to consignment model at the Belgian facility early in the second quarter of fiscal
1999.

     Gross Profit. Gross profit for the three months ended March 4, 1999 decreased by $1.5 million, or 19.8%, to $6.0 million from $7.5 million for the three months ended February 26, 1998. Gross margin for the three months ended March 4, 1999 decreased to 5.2% of net sales from 10.0% for the comparable period ended February 26, 1998. The decrease in gross profit resulted from lower margins realized on less mature programs, continued pricing pressure on existing programs, reduced capacity utilization as manufacturing lines and personnel were added to support anticipated growth in the Idaho and Malaysia facilities and lower prices on consigned memory modules.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") for the three months ended March 4, 1999 increased by $3.0 million, or 78.4%, to $6.8 million from $3.8 million for the three months ended February 26, 1998. This increase for the three months ended March 4, 1999 was primarily the result of expenses associated with additional senior management to support future growth, additional program management personnel, sales commissions associated with increased sales volume and additional expenses and headcount associated with the Company operating as a standalone entity following the Recapitalization. SG&A expenses included a non-cash foreign currency expense of $0.8 million for the three months ended March 4, 1999 primarily related to an intercompany loan between the Company and its Belgian subsidiary.

     Interest Expense. Interest expense for the three months ended March 4, 1999 increased to $4.9 million due principally to the addition of $175 million in long-term debt issued or incurred in conjunction with the Recapitalizaton.

     Provision for Income Taxes.   Income taxes for the three
months ended March 4, 1999 decreased by $1.6 million, to a benefit of $2.1 million from a benefit of $0.6 million for the three months ended February 26, 1998. The effective rate of the tax benefit for the three months ended March 4, 1999 was 31.6%, as compared to 12.7% for the corresponding period of fiscal 1998. The increase in the effective rate of the tax benefit during the three months ended March 4, 1999 relative to the corresponding period of fiscal 1998 was primarily due to nondeductible transaction costs related to the Recapitalization in the three months ended February 26, 1998, offset in part by a decrease in the proportion of lower taxed income generated by the Company's international operations and an increase in a valuation allowance established during the three months ended March 4, 1999. The Company does not provide for U.S. tax on the earnings of its foreign subsidiaries and, therefore, the effective rate may vary significantly from period to period.

     During the three months ended March 4, 1999, the Company set up a valuation allowance of $0.5 million for the amount of the deferred tax asset which would not be realized through either carrying back its net operating losses or through future income generated by reversal of deferred tax liabilities during the loss carryforward period.

     Extraordinary loss. The extraordinary after tax loss of the $0.6 million for the three months ended March 4, 1999 resulted from the write-off of deferred financing costs related to the early retirement of the Company's Revolving Credit Facility.

     Net Loss. For the reasons stated above, the net loss for the three months ended March 4, 1999 increased by $0.7 million to $4.6 million from $3.9 million for the three months ended February 26, 1998. As a percentage of net sales, net loss for the three months ended March 4, 1999 was 3.9% compared to 5.2% for the three months ended February 26, 1998.

Six Months Ended March 4, 1999 Compared to Six Months Ended
February 26, 1998

     Net Sales. Net sales for the six months ended March 4, 1999 increased by $61.9 million, or 42.5%, to $207.6 million from $145.7 million for the six months ended February 26, 1998. The increase in net sales is primarily the result of higher volumes of complex PCBA and system level shipments to customers in the networking and telecommunications industries. These increases were partially offset by lower complex PCBA prices, lower volumes of custom turnkey memory modules, and both lower volumes and prices on consigned memory modules.

     Net sales attributable to foreign subsidiaries totaled $14.2 million for the six months ended March 4, 1999, compared to $9.0 million for the corresponding period of fiscal 1998. The growth in foreign subsidiary net sales is primarily the result of additional sales at the Company's Belgian operation, which began operations in November of 1997. This increase was negatively impacted by a shift from a turnkey to consignment model at the Belgian facility early in the second quarter of fiscal 1999.

      Gross Profit. Gross profit for the six months ended March 4, 1999 decreased by $6.4 million, or 36.3%, to $11.2 million from $17.6 million for the six months ended February 26, 1998. Gross margin for the six months ended March 4, 1999 decreased to 5.4% of net sales from 12.1% for the comparable period ended February 26, 1998. The decrease in gross profit resulted from lower prices on existing programs, lower margins on startup programs with new customers, lower volumes of turnkey custom memory modules and both lower volumes and prices on consigned memory modules.

     Selling, General and Administrative Expenses. SG&A expenses for the six months ended March 4, 1999 increased by $4.1 million, or 58.9%, to $11.0 million from $6.9 million for the six months ended February 26, 1998. This increase for the six months ended March 4, 1999 was primarily the result of additional senior management to support future growth and additional expenses and headcount associated with operating the Company as a standalone entity following the Recapitalization. SG&A expenses included a non-cash foreign currency expense of $0.3 million related to an intercompany loan between the Company and its Belgian subsidiary

     Interest Expense. Interest expense for the six months ended March 4, 1999 increased to $9.6 million due primarily to the addition of $175 million in long-term debt issued or incurred in conjunction with the Recapitalizaton.

     Provision for Income Taxes. Income taxes for the six months ended March 4, 1999 decreased by $6.0 million to a benefit of $3.9 million from an expense of $2.1 million for the six months ended February 26, 1998. The Company's effective income tax rate for its benefit for the first six months of fiscal 1999 decreased to 37.1% from a provision of 77.1% for the comparable period in fiscal 1998 principally as a result of certain transaction expenses for which no tax deduction was allowed in fiscal 1998, offset in part by both a decrease in the proportion of lower taxed income generated by the Company's international operations and an increase in a valuation allowance established in fiscal 1999.

     During the six months ended March 4, 1999 the Company set up a valuation allowance of $0.5 million for the amount of the deferred tax assets which would not be realized through either carrying back its net operating losses or through future income generated by reversal of deferred tax liabilities during the loss carryforward period.

     Extraordinary loss. The extraordinary after tax loss of the $0.6 million for the six months ended March 4, 1999 resulted from the write-off of deferred financing costs related to the early retirement of the Company's Revolving Credit Facility.

     Net Income. For the reasons stated above, net income for the six months ended March 4, 1999 decreased by $7.2 million to a loss of $6.6 million from income of $0.6 million for the six months ended February 26, 1998. As a percentage of net sales, net loss for the six months ended March 4, 1999 was 3.2% compared to net income of 0.4% for the six months ended February 26, 1998.

Liquidity and Capital Resources

     During the first six months of fiscal 1999, the Company's cash and cash equivalents decreased by $7.5 million. Net cash consumed by operating activities was $17.0 million. Net cash used by investing activities was $7.5 million and net cash provided by financing activities was $17.0 million. Net cash used by investing activities during the first six months of fiscal 1999 primarily consisted of capital expenditures for additional manufacturing capacity primarily in the U.S and implementation of the Company's new enterprise resource planning ("ERP") system. Net cash generated from financing activities principally resulted from net borrowings under the Company's existing credit facility.

     The $17.0 million of cash consumed by operations was primarily due to an increase in accounts receivables of $13.9 million and an increase in inventory of $8.7 million during the six months ended March 4, 1999. The growth in accounts receivables and inventory related primarily to increased sales. The average collection period for accounts receivable and the average inventory turns were 37.2 days and 10.0 turns, respectively, for the six months ended March 4, 1999 compared to 46.8 days and 12.4 turns, respectively, for the corresponding period in fiscal 1998. The average collection period for accounts receivable and the average inventory turns were 35.6 days and
10.0 turns, respectively, for the three months ended March 4, 1999 compared to 38.5 days and 8.7 turns, respectively, for the three months ended December 3, 1998. The average collection period and average inventory turn levels vary, among other things, as a function of sales volume, sales volatility, product mix, payment terms with customers and suppliers and the mix of consigned and turnkey business.

      Capital expenditures during the first six months of fiscal 1999 were $7.5 million, including $5.1 million for additional manufacturing capacity primarily in the U.S. and $2.4 million toward the implementation of the ERP system.
The Company anticipates additional capital expenditures of $1.7 million in fiscal 1999 to complete the ERP system implementation. See "Year 2000 Readiness Disclosure" and
"Certain Factors-ERP System Implementation."

     On February 26, 1999, the Company entered into a $60 million Senior Credit Facility (the "Credit Facility"). The Credit Facility includes both a $50 million revolving credit facility and a $10 million facility restricted to the purchase of qualifying equipment. Amounts available to borrow under the revolving credit facility vary depending on accounts receivable and inventory balances, which serve as collateral along with substantially all of the other assets of the Company. The Credit Facility contains a covenant requiring that the Company maintain a fixed charge ratio of not less than 1.0 to 1.0, provided, however, that this fixed charge ratio covenant will not be applied to any fiscal quarter during the term as long as the Company maintains at all times during such fiscal quarter undrawn availability of more than $5 million for any such fiscal quarter during the ninety days following the closing date of the Credit Facility and $10 million for any month thereafter. As of March 4, 1999, the Company would not have satisfied the requirements of this fixed charge ratio covenant. As of March 4, 1999, the Company had $14.1 million, after adjustments required by the fixed charge ratio covenant, and $10 million available to borrow under the revolving credit facility and the equipment loan facility, respectively. As of March 4, 1999, the Company had a $28.1 million outstanding balance under the revolving credit facility and no outstanding balance on the equipment loan facility. See "Notes to Consolidated Financial Statement--5. Long-term Debt" and "Certain Factors- -Restrictions Imposed by Terms of Indebtedness and Redeemable Preferred Stock".

     The Company's principal sources of future liquidity are cash flows from operating activities and borrowings under the Credit Facility. The Company is highly leveraged and believes that these sources should provide sufficient liquidity and capital resources to meet its current and future interest payments, working capital and capital expenditures obligations. No assurance can be given, however, that this will be the case. See "Certain Factors--High Level of Indebtedness; Ability to Service Indebtedness and Satisfy Preferred Stock Dividend Requirements."

Year 2000 Readiness Disclosure

     State of Readiness

     The Year 2000 presents many issues for the Company because many computer hardware and software systems use only the last two digits to refer to a calendar year. Consequently, these systems may fail to process dates correctly after December 31, 1999, which may cause system failures. In October 1997, the Company established a cross functional team chartered with the specific task of evaluating all of the Company's software, equipment and processes for Year 2000 compliance. This team determined that a substantial portion of the Company's systems, including its company-wide ERP system, were not Year 2000 compliant and, therefore, developed a plan to resolve this issue which includes, among other things, implementing a new ERP system. The new ERP system is being implemented across all of the Company's sites with targeted completion scheduled in late fiscal 1999. In addition, the Company retained the services of outside consulting firms to review and assess the Company's evaluation and implementation plan. The Company believes that the new ERP system will make all "mission critical" company information systems Year 2000 compliant.

     As part of the Company's Year 2000 compliance evaluation, the Company recently began contacting key suppliers and significant customers to determine the extent to which the Company is exposed to third party failure to remedy their Year 2000 compliance issues. In order to assist in these efforts, the Company recently joined a Year 2000 high tech consortium comprised of a number of companies in
the electronics industry.   The mission of the consortium is
to provide a framework to facilitate the sharing of information and practices concerning the Year 2000 readiness of suppliers as well as develop and utilize standardized tools and methods to assess, mitigate and plan for potential Year 2000 disruptions. The Company believes that its efforts and membership in the high tech consortium will significantly assist in the Year 2000 assessment of key suppliers and customers. However, there can be no assurance that such efforts and membership will adequately protect the Company from disruptions caused by the failure of some or all of the Company's key suppliers and customers to be Year 2000 compliant, which could have a material adverse effect on the Company's business, financial condition and results of operations.

     Costs

     The total costs, whether capitalized or expensed, associated with implementation and system modification relating to the Year 2000 problem is anticipated to be approximately $10.1 million, excluding internal programming time on existing systems. The total amount spent during the first six months of fiscal 1999 and since inception on this implementation was $2.4 million and $8.4 million, respectively, with anticipated expenditures of approximately $1.7 million during the remainder of fiscal 1999. This amount includes the costs associated with new systems that will be Year 2000 compliant even though such compliance was not the primary reason for installation.

     Contingency Plan

     Although the Company has no formal contingency plan related to the ERP implementation at the present time, the implementation is on schedule with key implementation dates established and completion is slated for late fiscal 1999.
If the ERP implementation is significantly delayed at any key implementation date, the Company will develop appropriate contingency plans. However, there can be no assurance that the Company will be able to develop contingency plans on a timely basis, or at all, which could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company will be attempting to develop a contingency plan designed to address problems which might arise from the failure of the Company's key suppliers and customers to timely and adequately address Year 2000 issues, which may include, among other things, duel sourcing the supply of materials or changing suppliers.

     Risks Associated with the Company's  Year 2000 Issues

     The Company presently believes that by modifying existing software and converting to new software, such as the ERP system, the Year 2000 problem will not pose significant operational problems for the Company's information systems. However, if such modifications and conversions are not timely or properly implemented, the Year 2000 problem could affect the ability of the Company, among other things, to manufacture product, procure and manage materials, and administer functions and processes, which could have a material adverse effect on the Company's business, financial
condition and results of operations.   Additionally, failure
of third party suppliers to become Year 2000 compliant on a timely basis could create a need for the Company to change suppliers and otherwise impair the sourcing of components, raw materials or services to the Company, or the functionality of such components or raw materials, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

     In addition, the Company's Year 2000 compliance efforts have caused significant strain on the Company's information technology resources and, as a result, could cause the deferral or cancellation of other important Company projects. There can be no assurance that the delay or cancellation of such projects will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

High Level of Indebtedness; Ability to Service Indebtedness and Satisfy Preferred Stock Dividend Requirements

     The Company is highly leveraged. At March 4, 1999, the
Company had approximately $203.8 million of total indebtedness outstanding (exclusive of unused commitments of $24.1 million, after adjustments required by the fixed charge ratio covenant, under the Credit Facility), and Series
B 12-1/2% Senior Preferred Stock (the "Redeemable Preferred Stock") outstanding with an aggregate liquidation preference of $28.3 million. The Company may incur additional indebtedness from time to time to provide for working capital or capital expenditures or for other purposes, subject to certain restrictions in (i) the Credit Facility (ii) the Indenture (the "Indenture") governing the Company's Series B
9-3/4% Senior Subordinated Notes due 2008 and the Series B
Floating Interest Rate Subordinated Term Securities due 2008
(collectively, the "Notes"), (iii) the Certificate of
Designation relating to the Redeemable Preferred Stock (the
"Certificate of Designation") and (iv) the Indenture (the
"Exchange Indenture") governing the 12-1/2% Subordinated
Exchange Debentures (the "Exchange Debentures") due 2010 issuable in exchange for the Redeemable Preferred Stock.

     The level of the Company's indebtedness could have important consequences to the Company and the holders of the Company's securities, including, but not limited to, the following: (i) a substantial portion of the Company's cash flow from operations must be dedicated to debt service and will not be available for other purposes; (ii) the Company's ability to obtain additional financing in the future, as needed, may be limited; (iii) the Company's leveraged position and covenants contained in the Indenture, the Certificate of Designation, the Exchange Indenture and the Credit Facility may limit its ability to grow and make capital improvements and acquisitions; (iv) the Company's level of indebtedness may make it more vulnerable to economic downturns; and (v) the Company may be at a competitive disadvantage because some of the Company's competitors are less financially leveraged, resulting in greater operational and financial flexibility for such competitors.

     The ability of the Company to pay cash dividends on, and to satisfy the redemption obligations in respect of, the Redeemable Preferred Stock and to satisfy its debt obligations, including the Notes, will be primarily dependent upon the future financial and operating performance of the Company. Such performance is dependent upon the Company's rate of growth and profitability and the ability of the Company to manage its working capital effectively, including its inventory turns and accounts receivable collection period. The Company may require additional equity or debt financing to meet its interest payments, working capital requirements and capital equipment needs. There can be no assurance that additional financing will be available when required or, if available, will be on terms satisfactory to the Company. The Company's future operating performance and ability to service or refinance the Notes and to repay, extend or refinance the Credit Facility will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control. If the Company is unable to generate sufficient cash flow to meet its debt service obligations or provide adequate long-term liquidity, it will have to pursue one or more alternatives, such as reducing or delaying capital expenditures, refinancing debt, selling assets or raising equity capital. There can be no assurance that such alternatives could be accomplished on satisfactory terms, if at all, or in a timely manner.

Restrictions Imposed by Terms of Indebtedness and Redeemable
Preferred Stock

     The Indenture, the Certificate of Designation, the Exchange Indenture and the Credit Facility contain certain covenants that restrict, among other things, the ability of the Company and its subsidiaries to incur additional indebtedness, consummate certain assets sales and purchases, issue preferred stock, incur liens, pay dividends or make certain other restricted payments, enter into certain transactions with affiliates, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of the Company and its subsidiaries, none of which impaired the Company's ability to conduct business in the first six months of fiscal 1999. A breach of any of these covenants could result in a default under the Credit Facility, the Indenture and the Exchange Indenture and would violate certain provisions of the Certificate of Designation. The Credit Facility contains a covenant requiring that the Company maintain a fixed charge ratio of not less than 1.0 to 1.0, provided, however, that this fixed charge ratio covenant will not be applied to any fiscal quarter during the term as long as the Company maintains at all times during such fiscal quarter undrawn availability of more than $5 million for any such fiscal quarter during the ninety days following the closing date of the Credit Facility and $10 million for any month thereafter. As of March 4, 1999, the Company would not have satisfied the requirements of this fixed charge ratio covenant.

     In the event the Company is unable to satisfy the requirements of this fixed charge ratio, the availability of capital from bank borrowings, including but not limited to the ability to access the Credit Facility, could be adversely affected. The inability to borrow under the Credit Facility could have a material adverse effect on the Company's business, financial condition and results of operations.

     Upon an event of default under the Credit Facility, the Indenture or the Exchange Indenture, the lenders thereunder could elect to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable. In the case of the Credit Facility, if the Company were unable to repay those amounts, the lenders thereunder could proceed against the collateral granted to them to secure that indebtedness. Such collateral is comprised of substantially all of the tangible and intangible assets of the Company, including the capital stock and membership interests of its subsidiary stock.

Customer Concentration; Dependence on Certain Industries

     Certain customers account for significant portions of the Company's net sales. For the first six months of fiscal
1999 approximately 84.2% of net sales were derived from networking and telecommunications customers. In addition, for the second quarter and first six months of fiscal 1999, the Company's ten largest customers accounted for approximately 86.1% and 87.2%, respectively, of net sales.
The Company's top two customers accounted for approximately
43.5% and 21.6%, respectively, of net sales in the first six months of fiscal 1999. In addition, the Company has another major customer that operates under a consignment manufacturing model and, while sales are less than 10% of total revenue, the customer makes an important contribution to the Company's overall financial performance. Moreover, the Company has significant customer concentration at a site level. Volatility in demand from these customers may lead to reduced site capacity utilization and have a negative effect on the Company's gross margin. Decreases in sales to or margins with these or any other key customers could have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of
Financial Condition and Results of Operations--Results of
Operations."

     The Company expects to continue to depend upon a relatively small number of customers for a significant percentage of its net sales. There can be no assurance that the Company's principal customers will continue to purchase services at current levels, if at all. The percentage of the Company's sales to these customers may fluctuate from period-to-period. Significant reductions in sales to any of the Company's major customers as well as period-to-period fluctuations in sales and changes in product mix ordered by such customers could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, in the event the Company were to lose a key customer at a specific site, the Company may be forced to reduce its workforce at such site, reallocate manufacturing demand or close the site, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Management of Growth

     Expansion has caused, and is expected to cause, strain on the Company's infrastructure, including its managerial, technical, financial, information systems and other resources. To manage further growth, the Company must continue to enhance financial and operational controls, develop or hire additional executive officers and other qualified personnel. Continued growth will also require increased investments to add manufacturing capacity and to enhance management information systems. See "Certain Factors-ERP System Implementation." There can be no assurance that the Company will be able to scale its internal infrastructure and other resources to effectively manage growth and the failure to do so could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     New operations, whether foreign or domestic, can require significant start-up costs and capital expenditures. In the event that the Company continues to expand its domestic or international operations, there can be no assurance that the Company will be successful in generating revenue to recover start-up and operating costs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations- -Results of Operations."

ERP System Implementation

     In fiscal 1997, the Company finalized selection of a company-wide ERP software solution to, among other things, accommodate the future growth and requirements of the Company and, in early fiscal 1998, the Company began implementation of the ERP system. The Company based its selection criteria on a number of items it deemed critical, and included among other things, multi-site and foreign currency capabilities, 7x24 hour system availability, enhanced customer communications, end-order fulfillment and other mix mode manufacturing support and year 2000 compliance. The Company began to implement this software in early fiscal 1998 with completion scheduled in fiscal 1999. There can be no assurance that the Company will be successful and timely in its implementation efforts and any delay of such implementation could have a material adverse affect on the Company's business, financial condition and results of operations.

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

International Operations

     The Company currently offers EMS capabilities in North America, Asia and Europe. In the second quarter of fiscal 1999, net sales attributable to foreign operations totaled $7.1 million or 6.1% of total net sales. During the three months ended March 4, 1999, sales to the Belgian operation's largest customer shifted from a turnkey to consignment model and the Malaysian operation continued to have a significant portion of revenue derived from consignment programs. The Company may be affected by economic and political conditions in each of the countries in which it operates and certain other risks of doing business abroad, including fluctuations in the value of currencies, import duties, changes to import and export regulations (including quotas), possible restrictions on the transfer of funds, employee turnover, labor or civil unrest, inadequate law enforcement, long payment cycles, greater difficulty in collecting accounts receivable, the burdens, cost and risk of compliance with a variety of foreign laws, and, in certain parts of the world, political and economic instability. In addition, the attractiveness of the Company's services to its United States customers is affected by United States trade policies, such as "most favored nation" status and trade preferences, which are reviewed periodically by the United States government. Changes in policies by the United States or foreign governments could result in, for example, increased duties, higher taxation, currency conversion limitations, hostility toward United States-owned operations, limitations on imports or exports, or the expropriation of private enterprises, any of which could have a material adverse effect on the Company's business, financial condition or results of operations. The Company's Belgian operations are subject to labor union agreements covering managerial, supervisory and production employees, which set standards for, among other things, the maximum number of working hours and minimum compensation levels. In addition, economic considerations may make it difficult for the Company to compete effectively compared to other lower cost European locations. The Company's Malaysian operations and assets are subject to significant political, economic, legal and other uncertainties customary for businesses located in Southeast Asia.

     The Company's international operations are based in Belgium and Malaysia. The functional currencies of the Company's international operations are the Belgian Franc and the Malaysian Ringgit. The Company's financial performance may be adversely impacted by changes in exchange rates between these currencies and the U.S. dollar. Fixed assets for the Belgian and Malaysian operations are denominated in each entity's functional currency and translation gains or losses will occur as the exchange rate between the local functional currency and the U.S. dollar fluctuates on each balance sheet reporting date. The Company's investments in fixed assets as of March 4, 1999 were $6.1 million (9.1% of total fixed assets) and $2.8 million (4.1% of total fixed assets) in Belgium and Malaysia, respectively. The Company's cumulative translation losses as of March 4, 1999, were $0 million and $2.2 million for the Belgian and Malaysian operations, respectively. The Company's equity investments in Belgium and Malaysia are long-term in nature and, therefore, the translations adjustments are shown as a separate component of shareholders' equity and do not effect the Company's net income. An additional risk is that certain working capital accounts such as accounts receivable and accounts payable are denominated in currencies other than the functional currency and may give rise to exchange gains or losses upon settlement or at the end of any financial reporting period. Sales in currencies other than the functional currency were approximately 1.8% and 3.7% of consolidated sales for the quarter ended March 4, 1999 for Belgium and Malaysia, respectively. The Company experienced a non cash transaction loss of $0.8 million for the three months ended March 4, 1999 primarily related to an intercompany loan between the Company and its Belgian subsidiary. During fiscal 1998, the exchange rate between the Malaysian Ringgit and U.S. dollar was extremely volatile. In September 1998, the Malaysian government imposed currency control measures which, among other things, fixed the exchange rate between the United States dollar and the Malaysian Ringgit and make it more difficult to repatriate the Company's investments. In January 1999, the Euro became the official currency of eleven countries, including Belgium, and a fixed conversion rate between the Belgium Franc and the Euro was established. For three years after the introduction of the Euro, the participating countries can perform financial transactions in either the Euro or their original local currencies. This will result in a fixed exchange rate among the participating countries, whereas the Euro (and the participating countries' currencies in tandem) will continue to float freely against the U.S. dollar and other currencies of non-participating countries. The Company is currently evaluating the timing of changing the functional currency of its Belgium operation from the Belgium Franc to the Euro and is required to finalize this change no later than January
2002.   The Company attempts to minimize the impact of
exchange rate volatility by entering into U.S. dollar denominated transactions whenever possible for purchases of raw materials and capital equipment and by keeping minimal cash balances of foreign currencies. Direct labor, manufacturing overhead, and selling, general and administrative costs of the international operations are also denominated in the local currencies. Transaction losses are reflected in the Company's net income. As exchange rates fluctuate, the Company will continue to experience translation and transaction adjustments related to its investments in Belgium and Malaysia which could have a material and adverse effect on the Company's business, financial condition and results of operations.

Dependence on Key Personnel

     The Company's continued success depends to a large extent upon the efforts and abilities of key managerial and technical employees. The Company's business will also depend upon its ability to continue to attract and retain qualified employees. Although the Company has been successful in attracting and retaining key managerial and technical employees to date, the loss of services of certain key employees, in particular, any of its executive officers, or the Company's failure to continue to attract and retain other key managerial and technical employees could have a material adverse effect on the Company's business, financial condition and results of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

     The Company uses the U.S. dollar as its functional currency, except for its operations in Belgium and Malaysia. The Company has evaluated the potential costs and benefits of hedging potential adverse changes in the exchange rates between U.S. dollar, Belgian Franc and Malaysian Ringgit. Currently, the Company does not enter into derivative financial instruments because a substantial portion of the Company's sales in these foreign operations are in U.S
dollars.   The assets and liabilities of these two operations
are translated into U.S. dollars at an exchange rates in effect at the period end date. Income and expense items are translated at the year-to-date average rate. Aggregate transaction losses included in net income for the second quarter and first six months of fiscal 1999 were $0.8 million and $0.3 million, respectively, for the Belgian operation. There were no transaction losses for the Malaysian operation in either period.

PART II         OTHER INFORMATION

ITEM 6.         EXHIBITS

(a):  The following are filed as part of this report:


Exhibit     Description

10.4 (b) Credit Agreement, dated as of February 26, 1999, between MCMS, Inc. and PNC Bank, as agent.

27          Financial Data Schedules.

(b): Reports on Form 8-K:

     During the second quarter of Fiscal 1999, no reports on Form
8-K were filed.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed on behalf of the registrant by the following duly authorized person.

                         MCMS, Inc.
                         (Registrant)


Date: April 15, 1999     By: /s/  Chris J. Anton
                         Vice President, Finance and Chief
                         Financial Officer (Principal Financial
                         Officer and Accounting Officer)