Form 10-Q
period 1999-06-03
MCMS INC
filed 1999-07-16
CIK 1060356

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
(Mark One)
  [X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934
           For the quarter period ended June 3, 1999

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

                         Yes         No

              APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares of Class A Common Stock outstanding at June 3, 1999:  3,282,427
Shares of Class B Common Stock outstanding at June 3, 1999:    863,823
Shares of Class C Common Stock outstanding at June 3, 1999:    874,999

MCMS, INC.

INDEX

Part I.                                                     Page

Item 1      Financial Information

            Unaudited Consolidated Balance Sheets -
               June 3, 1999 and September 3, 1998             3

            Unaudited Consolidated Statements of
               Operations - Three and Nine Months Ended       4
               June 3, 1999 and May 28, 1998

            Unaudited Consolidated Statements of Cash
               Flows - Nine Months Ended June 3, 1999
               and May 28, 1998                               5

            Notes to Unaudited Consolidated Financial         6
            Statements

Item 2      Management's Discussion and Analysis of
            Financial Condition and Results of Operations     9

            Certain Factors                                  14

Item 3      Quantitative and Qualitative Disclosures
            about Market Risk                                19

Part II.    Other Information

Item 6      Exhibits                                         20

Signatures                                                   21
                                       2

PART I FINANCIAL INFORMATION
----------------------------

ITEM 1. FINANCIAL STATEMENTS

                               MCMS, INC.
                CONSOLIDATED BALANCE SHEETS (UNAUDITED)
           (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                 June 3,     September 3,
As of                                             1999           1998
-----------------------------------------------------------------------
ASSETS
Current Assets:
Cash and cash equivalents                  $      1,530     $      7,542
Trade account receivable, net of
  allowances for doubtful accounts
  of $323 and $97                                42,831           34,231
Receivable from affiliates                        1,424            2,096
Inventories                                      45,072           29,816
Deferred income taxes                               705            1,255
Other current assets                                920              356
                                           ------------     ------------
          Total current assets                   92,482           75,296
Property, plant and equipment, net               66,094           62,106
Other assets
                                                  7,070            7,650
                                           ------------     ------------
          Total assets                     $    165,646     $    145,052
                                           ============     ============

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
Current portion of long-term debt          $        448     $        420
Accounts payable and accrued expenses            55,025           44,433
Payable to affiliates                               235              775
Interest payable                                  4,684              197
                                           ------------     ------------
          Total current liabilities              60,392           45,825
Long-term debt, net of current portion          202,973          184,737
Deferred income taxes                                18            1,286
Other liabilities                                   618              580
                                           ------------     ------------
          Total liabilities                     264,001          232,428

Redeemable preferred stock, no par value,
  750,000 shares authorized; issued and
  outstanding 292,060 and 266,313 shares,
  respectively; mandatory redemption value
  of $29.2 million and $26.6 million,
  respectively                                   28,352           25,675

SHAREHOLDERS' DEFICIT

Series A convertible preferred stock,
  par value $0.001 per share, 6,000,000
  shares authorized; issued and
  outstanding 3,261,177; aggregate
  liquidation preference of $36,949,135               3                3

Series B convertible preferred stock,
  par value $0.001 per share, 6,000,000
  shares authorized; issued and
  outstanding 863,823 shares; aggregate
  liquidation preference of $9,787,115                1                1

Series C convertible preferred stock,
  par value $0.001 per share, 1,000,000
  shares authorized; issued and
  outstanding 874,999 shares; aggregate
  liquidation preference of $9,913,739                1                1

Class A common stock, par value $0.001
  per share, 30,000,000 shares
  authorized; issued and outstanding
  3,282,427 and 3,261,177, respectively               3               3

Class B common stock, par value $0.001
  per share, 12,000,000  shares
  authorized; issued and outstanding
  863,823 shares                                      1               1

Class C common stock, par value $0.001
  per share, 2,000,000 shares authorized;
  issued and outstanding 874,999 shares               1               1

Additional paid-in capital                       60,689           63,318
Accumulated other comprehensive loss             (2,144)          (2,270)
Retained deficit                               (185,212)        (174,109)
Less treasury stock at cost:
Series A convertible preferred stock,
  3,676 shares outstanding                          (42)               -
Class A common stock, 3,676 shares
  outstanding                                        (8)               -
                                            ------------     ------------
          Total shareholders' deficit          (126,707)        (113,051)
                                            ------------     ------------
Commitments and contingencies                         -                -

          Total liabilities and
          shareholders' deficit             $    165,646    $    145,052
                                            ============    ============

The accompanying notes are an integral part of the financial statement.

                                 MCMS, INC.
             CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                Three months ended       Nine months ended
                               ---------------------   ---------------------
                                June 3,      May 28,     June 3,     May 28,
                                 1999         1999        1999        1998
Net sales                      $ 110,305   $  88,565   $ 317,896   $ 234,246
Cost of goods sold               103,917      82,689     300,310     210,781
                                --------   ---------   ---------   ---------
Gross profit                       6,388       5,876      17,586      23,465

Selling, general
  and administrative               5,846       4,405      16,855      11,331
                                --------   ---------   ---------   ---------
Income from operations               542       1,471         731      12,134

Other expense:
  Interest expense,net             5,023       4,418      14,669       4,088
  Transaction expenses                 -         142          45       8,455
                                --------   ---------   ---------   ---------
Loss before taxes and
  extraordinary item              (4,481)     (3,089)    (13,983)       (409)

Income tax provision (benefit)         -      (1,052)     (3,497)      1,015
                                --------   ---------   ---------   ---------
Loss before extraordinary item    (4,481)     (2,037)    (10,486)     (1,424)

Extraordinary item-loss on early
  extinguishment of debt, net of
  tax benefit of $403                  -           -        (617)          -
                                --------   ---------   ---------   ---------
Net loss                          (4,481)     (2,037)    (11,103)     (1,424)

Redeemable preferred stock
  dividends and accretion of
  preferred stock discount          (945)       (825)     (2,678)       (825)
                                --------   ---------   ---------   ---------
Net loss to common stockholders $ (5,426)  $  (2,862)  $ (13,781)  $  (2,249)
                                ========   =========   =========   =========
Net loss per common share -
  basic and diluted:
  Loss before extraordinary item$  (1.08)  $   (0.57)  $   (2.63)  $   (1.35)
  Extraordinary item                   -           -       (0.12)          -
                                --------   ---------   ---------   ---------
  Net loss per share            $  (1.08)  $   (0.57)  $   (2.75)  $   (1.35)
                                ========   =========   =========   =========











The accompanying notes are an integral part of the financial statements.

                                 MCMS, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                               (IN THOUSANDS)

                                                          Nine months ended
                                                       June 3,         May 28,
                                                        1999            1998
                                                    --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                              $ (11,103)    $  (1,424)
Adjustments to reconcile net loss to net cash
  provided by (used for) operating activities:
Loss on extinguishment of debt                              617             -
Depreciation and amortization                            11,609         9,026
Loss (gain) on sale of property, plant and equipment         15           (57)
Write-off of deferred loan costs                              -           206
Changes in operating assets and liabilities:
  Receivables                                            (8,195)         (323)
  Inventories                                           (15,265)      (17,831)
  Other assets                                           (1,077)         (564)
  Accounts payable and accrued expenses                  10,477        17,460
  Interest payable                                        4,487         4,211
  Deferred income taxes                                    (315)         (662)
  Other liabilities                                          22           248
                                                      ---------     ---------
Net cash provided by (used for) operating activities     (8,728)       10,290
                                                      ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment          (13,913)      (17,548)
Proceeds from sales of property, plant and equipment         11           376
                                                      ---------     ---------
Net cash used for investing activities                  (13,902)      (17,172)
                                                      ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Capital contributions                                        48         1,786
Repurchase of common stock and recapitalization               -      (249,147)
Proceeds from issuance of common stock                        -        10,200
Proceeds from issuance of convertible preferred stock         -        51,000
Proceeds from and issuance of redeemable preferred stock      -        24,000
Proceeds from borrowings                                 27,897       175,000
Repayments of debt                                      (10,009)       (1,513)
Payment of deferred debt issuance costs                  (1,274)       (7,809)
Purchase of treasury stock                                  (50)            -
                                                      ---------     ---------
Net cash provided by financing activities                16,612         3,517
                                                      ---------     ---------
Effect of exchange rate changes on cash and
  cash equivalents                                            6          (221)
                                                      ---------     ---------
Net decrease in cash and cash equivalents                (6,012)       (3,586)

Cash and cash equivalents at beginning of period          7,542        13,636
                                                      ---------     ---------
Cash and cash equivalents at end of period            $   1,530     $  10,050
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

2.   Effect of Recently Issued Accounting Standards

     During the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for the presentation of comprehensive income or loss in financial statements. Other comprehensive income or loss includes income and loss components which are otherwise recorded directly to shareholders' equity under generally accepted accounting principles. The Company's total comprehensive loss, which includes net loss plus other comprehensive loss, for the third quarter and first nine months of fiscal 1999 was $4,406,000 and $10,976,000, respectively. The Company's comprehensive loss was $1,907,000 and $3,177,000 for the corresponding periods of fiscal 1998. The accumulated balance of foreign currency translation adjustments, excluded from net income or loss, is presented in the consolidated balance sheet as "Accumulated other comprehensive loss."

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

3.   Inventories
                                            June 3,      September 3,
                                             1999             1998
                                          -----------     -----------
Raw materials and supplies                $    27,594     $    18,126
Work in process                                16,577          11,020
Finished goods                                    901             670
                                          -----------     -----------
                                          $    45,072     $    29,816
                                          ===========     ===========

4.   Accounts payable and accrued expenses
                                            June 3,      September 3,
                                             1999            1998
                                          -----------     -----------
Trade accounts payable                    $    48,879     $    39,152
Short-term equipment contracts                    868             543
Salaries, wages, and benefits                   4,240           3,619
Other                                           1,038           1,119
                                          -----------     -----------
                                          $    55,025     $    44,433
                                          ===========     ===========

5.   Long-term Debt
                                           June 3,      September 3,
                                            1999            1998
                                         -----------    ------------
<s)
Revolving loan, principal payments at
  the Company's option to February 26,
  2003, interest due quarterly,
  interest rates ranging from 8.38%
  to 10.75% (8.38% at September 3, 1998)   $        -    $     9,500

Senior credit facility, principal
  payments at the Company's option to
  February 26, 2004, interest due monthly,
  interest rates ranging from 7.19% to
  7.75% (7.32% weighted average as of
  June 3, 1999)                                26,057              -

Senior equipment loan facility, principal
  payments at the Company's option to
  February 26, 2004, interest due monthly,
  8.00% weighted average interest at
  June 3, 1999                                  1,828              -

Senior subordinated notes (the "Fixed
  Rate Notes"), unsecured, interest at
  9.75% due semiannually, mature on March
  1, 2008                                     145,000        145,000

Floating interest rate subordinated term
  securities, (the "Floating Rate Notes"),
  unsecured, interest due semiannually,
  mature on March 1, 2008, variable
  interest rate equal to LIBOR plus 4.63%
  (9.75% and 10.22% at June 3, 1999 and
  September 3, 1998, respectively)             30,000         30,000

Note payable, matures on October 8, 1998,
  interest due at maturity, weighted
  average interest rate equal to interest
  earned on the Company's cash investments
  (5.24% at September 3, 1998)                      -            212

Note payable, quarterly installments
  through October 1, 2000,
  interest rate of 3.51%                          283            445

Note payable, monthly installments
  through December 26, 1999, interest rate
  of 5.95%                                        253              -
                                           ----------    -----------
Total debt                                    203,421        185,157
Less current portion                             (448)          (420)
                                           ----------    -----------
Long-term debt, net of current portion     $  202,973    $   184,737
                                           ==========    ===========

     On February 26, 1999, the Company entered into a $60 million Senior
Credit Facility which matures on February 26, 2004. The Senior Credit
Facility includes both a $10 million facility restricted to the purchase of qualifying equipment and a $50 million revolving credit facility. Amounts outstanding under the equipment loan facility bear interest at the lesser of the applicable Alternate Base Rate plus 0.25% or the Eurodollar Rate plus 2.50%, as defined in the agreement, and borrowings are limited to the first three loan years. Amounts outstanding under the revolving credit facility bear interest at the lower of the applicable Alternate Base Rate or Eurodollar Rate plus 2.25%. Amounts available to borrow under the revolving credit facility vary depending on accounts receivable and inventory balances, which serve as collateral along with substantially all of the other assets of the Company. The Senior Credit Facility includes a quarterly commitment fee of 0.375% per annum based upon the average unused portion and contains customary covenants such as restrictions on capital expenditures, additional indebtedness and the payment of dividends. In particular, the Senior Credit Facility contains a covenant requiring that the Company maintain a fixed charge ratio of not less than 1.0 to 1.0, provided, however, that this fixed charge ratio covenant will not be applied to any fiscal quarter during the term as long as the Company maintains at all times undrawn availability of more than $10 million. In addition, if at any time undrawn availability is less than $10 million, the fixed charge ratio will be applied to the immediately preceding month with respect to the twelve months then ended. The Senior Credit Facility also contains customary events of default. Any default under the Senior Credit Facility could result in default of the Notes and Redeemable Preferred
Stock, as defined below. As of June 3, 1999, the Company had a $26.1 million outstanding balance under the revolving credit facility and a $1.8 million outstanding balance on the equipment loan facility.

        On July 13, 1999, the Company amended the Senior Credit Facility (as amended, the "Credit Facility"). The amendment adds existing equipment to the borrowing base, modifies the advance rates and raises the maximum amount available to borrow based on inventory collateral, and allows the full amount of the credit facility to be drawn without triggering financial covenants if adequate collateral is available. As of July 13, 1999, the Company had a $20.2 million outstanding balance under the revolving credit facility and a $2.1 million outstanding balance on the equipment loan facility. As of July 13, 1999, the Company had approximately $21 million available to borrow under the Credit Facility without triggering the fixed charge ratio covenant, and $7.9 million available to borrow under the equipment loan facility, respectively. As of July 13, 1999, had the Company consumed its adjusted availability and been required to test the fixed charge ratio covenant, the tested would not have been satisfied.

     On February 26, 1998, the Company issued $25.0 million in 12-1/2% Redeemable Preferred Stock due on March 1, 2010 with a liquidation preference of $100 per share. Dividends are payable in cash or in-kind quarterly begin-ning June 1, 1998 at a rate equal to 12-1/2% per annum. To date, the Company has paid all dividends in-kind.

6.   Net Loss Per Share

     Basic earnings per share is computed using net loss increased by dividends on the Redeemable Preferred Stock divided by the weighted average number of common shares outstanding. Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding. Common stock equivalent shares include shares issuable upon the exercise of outstanding stock options and shares issuable upon the conversion of outstanding convertible securities, and affect earnings per share only when they have a dilutive effect. Loss before extraordinary item per share and net loss per share for the three and nine months ended
June 3, 1999 and May 28, 1998 is computed based on the weighted average number of common shares outstanding during each period of 5,014,711, 5,004,903, 5,000,000 and 1,667,333, respectively. The Company's basic earnings per share and its fully diluted earnings per share were the same for the three and nine month periods ended June 3, 1999 and May 28, 1998 because of the antidilutive effect of outstanding convertible securities and stock options.

7.   Income Taxes

     The effective rate of the tax benefit for the three and nine months ended June 3, 1999 was none and 26.0%, respectively. The effective tax rate for fiscal 1999 primarily reflects the statutory corporate income tax rate, the net effect of state taxation, the effect of a tax holiday granted to the Company's Malaysian operation and a reduction in the benefit from income taxes due to the increase in the valuation allowance discussed below. The effective rate for the corresponding three month period of fiscal 1998 was 34.1%. The decrease in the effective rate of the tax benefit for the three month period ended June 3, 1999 relative to the corresponding period of fiscal 1998 was primarily due to the increase in the valuation allowance discussed below. For the corresponding nine month period of fiscal 1998 the Company had an income tax provision of $1.0 million and a pre tax loss of $0.4 million. The difference between the income tax benefit for the nine months ended June 3, 1999 and the income tax expense for the corresponding period of 1998 relates to nondeductible transaction costs related to the Recapitalization, in fiscal
1998, offset in part by an increase in the valuation allowance established during fiscal 1999. The Company does not provide for U.S. tax on the earnings of some of its foreign subsidiaries and, therefore, the effective rate may vary significantly from period to period.

     During the three months ended June 3, 1999, the Company increased its valuation allowance by $2.2 million to a balance of $2.7 million for the amount of the deferred tax asset which may not be realizable through either carrying back its net operating losses or through future income generated by reversal of deferred tax liabilities during the loss carryforward period.

8.   Recapitalization

     On February 26, 1998 the Company completed a recapitalization (the "Recapitalization"). Prior to the closing of the Recapitalization, the Company was a wholly owned subsidiary of MEI California, Inc. ("MEIC"), a wholly owned subsidiary of Micron Electronics, Inc. ("MEI"). Under the terms of the amended and restated Recapitalization Agreement between the Company, MEIC, MEI and certain other parties, pursuant to which the Company effected the Recapitalization, certain unrelated investors (the "Investors") acquired an equity interest in the Company. In order to complete the Recapitalization, the Company arranged for additional financing in the form of notes and redeemable preferred stock totaling $200.0 million. The Company used the proceeds from the Investors' equity investment and the issuance of the notes and redeemable preferred stock to redeem a portion of MEIC's outstanding equity interest for approximately $249.2 million. MEIC continues to hold a 10% equity interest in the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Statements contained in this Form 10-Q that are not purely historical are forward-looking statements and are being provided in reliance upon the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. All forward-looking statements are made as of the date hereof and are based on current management expectations and information available to the Company as of such date. The Company assumes no obligation to update any forward-looking statement. It is important to note that actual results could differ materially from historical results or those contemplated in the forward-looking statements. Forward-looking statements involve a number of risks and uncertainties, and include trend information. Factors that could cause actual results to differ materially include, but are not limited to, those identified herein under "Certain Factors" and in other Company filings with the Securities and Exchange Commission. All quarterly references are to the Company's fiscal periods ended June 3, 1999, September 3, 1998 or
May 28, 1998, unless otherwise indicated.

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

     MCMS provides services on both a turnkey and consignment basis. Under a consignment arrangement, the OEM procures the components and the Company assembles and tests them in exchange for a processing fee. Under a turnkey arrangement, the Company assumes responsibility for both the procurement of components and their assembly and test. Turnkey manufacturing generates higher net sales than consignment manufacturing due to the generation of revenue from materials as well as labor and manufacturing overhead, but also typically results in lower gross margins than consignment manufacturing because the Company generally realizes lower gross margins on material-based revenue than on manufacturing-based revenue. The Company also provides services on a partial consignment basis, whereby the OEM procures certain materials and the Company procures the remaining materials. Consignment revenues, excluding partial consignment revenues, accounted for 8.0% and 6.2% of the Company's net sales for the three and nine months ended June 3, 1999, respectively.

Results of Operations

                               Three months ended     Nine months ended
                               ------------------     ------------------
                                June 3,    May 28,     June 3,    May 28,
                                 1999       1998        1999       1998
                                -------   --------   ---------    -------
Net sales                        100.0%     100.0%     100.0%       100.0%
Costs of sales                    94.2       93.4       94.5         90.0
                                -------    -------    -------      -------
Gross margin                       5.8        6.6        5.5         10.0

Selling, general and
  administrative expenses          5.3        4.9        5.3          4.8
                                -------    -------   -------      -------
Income from operations             0.5        1.7        0.2          5.2
Interest expense, net              4.6        5.0        4.6          1.8
Transaction expenses                 -        0.2          -          3.6
                               -------    -------    -------      -------
Loss before taxes                 (4.1)      (3.5)      (4.4)        (0.2)

Income tax provision (benefit)       -       (1.2)      (1.1)         0.4
Extraordinary loss                   -          -       (0.2)           -
                               -------    -------    -------      -------
Net loss                          (4.1)%     (2.3)%     (3.5)%       (0.6)%
                               =======    =======    =======      =======

Depreciation and
  amortization (1)                 3.6%       4.0%       3.4%         3.9%
                               =======    =======    =======      =======

(1) For the three and nine months ended June 3, 1999, the depreciation and amortization amount excludes $234,000 and $700,000, respectively, of deferred loan amortization that was expensed as interest.

Three Months Ended June 3, 1999 Compared to Three Months Ended May 28, 1998

     Net Sales. Net sales for the three months ended June 3, 1999 increased by $21.7 million, or 24.5%, to $110.3 million from $88.6 million for the three months ended May 28, 1998. The increase in net sales is primarily the result of higher volumes of PCBA and system level shipments to customers in the networking and telecommunications industries. These increases were partially offset by lower PCBA and system level prices, lower volumes and prices on custom turnkey memory modules and lower prices on consigned memory modules.

     Net sales attributable to foreign subsidiaries totaled $8.4 million for the three months ended June 3, 1999, compared to $6.0 million for the corresponding period of fiscal 1998. The growth in foreign subsidiary net sales is primarily the result of higher volumes of PCBA shipments in both Malaysia and Belgium. This increase was negatively impacted by a shift from a turnkey to consignment model with the Company's largest customer at the Belgian facility early in the second quarter of fiscal 1999.

     Gross Profit. Gross profit for the three months ended June 3, 1999 increased by $0.5 million, or 8.7%, to $6.4 million from $5.9 million for the three months ended May 28, 1998. Gross margin for the three months ended
June 3, 1999 decreased to 5.8% of net sales from 6.6% for the comparable period ended May 28, 1998. The increase in gross profit resulted primarily from increased sales at the Nampa, Malaysian and Belgian facilities partially offset by lower sales and increased demand volatility at the Durham facility. The Company's gross margin declined due to an increase in volume of PCBA sales accompanied by lower prices, lower prices on consigned memory modules and increased system level shipments, which typically have lower margins.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") for the three months ended June 3, 1999 increased by $1.4 million, or 32.7%, to $5.8 million from $4.4 million for the three months ended May 28, 1998. This increase for the three months ended June 3, 1999 was primarily the result of expenses associated with additional senior management to support future growth, additional program management personnel and additional expenses and headcount associated with the Company operating as a stand alone entity following the Recapitalization. SG&A expenses included a non-cash foreign currency expense of $0.4 million for the three months ended June 3, 1999 primarily related to an intercompany loan between the Company and its Belgian subsidiary.

     Interest Expense. Interest expense for the three months ended June 3, 1999 increased by $0.6 million, or 13.7%, to $5.0 million from $4.4 million for the three months ended May 28, 1998 due principally to additional borrowings on the Company's Credit Facility.

     Provision for Income Taxes.   There was no income tax expense or benefit
for the three months ended June 3, 1999 compared to a benefit of $1.1 million for the three months ended May 28, 1998. There was no effective rate for the three months ended June 3, 1999, as compared to 34.1% for the corresponding period of fiscal 1998. The decrease in the effective rate of the tax benefit during the three months ended June 3, 1999 relative to the corresponding period of fiscal 1998 was primarily due to an increase in the valuation allowance eliminating any income tax benefit for the three months ended
June 3, 1999. The Company does not provide for U.S. tax on the earnings of its foreign subsidiaries and, therefore, the effective rate may vary significantly from period to period.

     Net Loss. For the reasons stated above, the net loss for the three months ended June 3, 1999 increased by $2.4 million to $4.5 million from $2.0 million for the three months ended May 28, 1998. As a percentage of net sales, net loss for the three months ended June 3, 1999 was 4.1% compared to 2.3% for the three months ended May 28, 1998.

Nine Months Ended June 3, 1999 Compared to Nine Months Ended May 28, 1998

     Net Sales. Net sales for the nine months ended June 3, 1999 increased by $83.7 million, or 35.7%, to $317.9 million from $234.2 million for the nine months ended May 28, 1998. The increase in net sales is primarily the result of higher volumes of PCBA and system level shipments to customers in the networking and telecommunications industries. These increases were partially offset by lower PCBA prices, lower volumes and prices of custom turnkey memory modules, and lower prices on consigned memory modules.

     Net sales attributable to foreign subsidiaries totaled $22.6 million for the nine months ended June 3, 1999, compared to $15.1 million for the corresponding period of fiscal 1998. The growth in foreign subsidiary net sales is primarily the result of additional sales of PCBA shipments at the Company's Malaysian operation. This increase was partially offset by lower volumes of custom turnkey memory modules at the Malaysian facility and by a shift from a turnkey to consignment model at the Belgian facility early in the second quarter of fiscal 1999.

     Gross Profit. Gross profit for the nine months ended June 3, 1999 decreased by $5.9 million, or 25.1%, to $17.6 million from $23.5 million for the nine months ended May 28, 1998. Gross margin for the nine months ended June 3, 1999 decreased to 5.5% of net sales from 10.0% for the comparable period ended May 28, 1998. The decrease in gross profit and margin resulted primarily from increased demand volatility at the Durham facility and higher volumes of PCBA sales with lower average selling prices, lower prices on consigned memory modules, a decline in custom turnkey memory module sales at the Nampa and Malaysian facilities and increased system level shipments, which typically have lower margins.

     Selling, General and Administrative Expenses. SG&A expenses for the nine months ended June 3, 1999 increased by $5.5 million, or 48.8%, to $16.9 million from $11.3 million for the nine months ended May 28, 1998.
This increase for the nine months ended June 3, 1999 was primarily the result of additional senior management to support future growth and additional expenses and headcount associated with operating the Company as a stand alone entity following the Recapitalization. SG&A expenses included a non-cash foreign currency expense of $0.7 million related to an intercompany loan between the Company and its Belgian subsidiary

     Interest Expense.  Interest expense for the nine months ended
June 3, 1999 increased to $14.7 million due primarily to the addition of $175 million in long-term debt issued or incurred in conjunction with the Recapitalizaton.

     Provision for Income Taxes.  Income taxes for the nine months ended
June 3, 1999 decreased by $4.9 million to a benefit of $3.9 million from an expense of $1.0 million for the nine months ended May 28, 1998. The Company's effective income tax rate for its benefit for the first nine months of fiscal 1999 was 26.0%. For the corresponding nine month period of fiscal 1998 the Company had an income tax provision of $1.0 million and a pre tax loss of $.4 million. The difference between the income tax benefit for the nine months ended June 3, 1999 and the income tax expense for the corresponding period of 1998 relates to nondeductible transaction costs related to the Recapitalization, in fiscal 1998, offset in part by an increase in the valuation allowance established during fiscal 1999.

     During the nine months ended June 3, 1999, the Company set up a valuation allowance of $2.7 million for the amount of the deferred tax asset which may not be realizable through either carrying back its net operating losses or through future income generated by reversal of deferred tax liabilities during the loss carryforward period.

     Extraordinary loss. The extraordinary after tax loss of the $0.6 million for the nine months ended June 3, 1999 resulted from the write-off of deferred financing costs related to the early retirement of the Company's Revolving Credit Facility.

     Net Loss. For the reasons stated above, net loss for the nine months ended June 3, 1999 increased by $9.7 million to a loss of $11.1 million from a loss of $1.4 million for the nine months ended May 28, 1998. As a percentage of net sales, net loss for the nine months ended June 3, 1999 was 3.5% compared to 0.6% for the nine months ended May 28, 1998.

Liquidity and Capital Resources

     During the first nine months of fiscal 1999, the Company's cash and cash equivalents decreased by $6.0 million. Net cash consumed by operating activities was $8.7 million. Net cash used by investing activities was $13.9 million and net cash provided by financing activities was $16.6 million. Net cash used by investing activities during the first nine months of fiscal 1999 primarily consisted of capital expenditures for additional manufacturing capacity primarily in the U.S and implementation of the Company's new enterprise resource planning ("ERP") system. Net cash generated from financing activities principally resulted from net borrowings under the Credit Facility.

     The $8.7 million of cash consumed by operations was primarily due to an increase in accounts receivable of $8.2 million and an increase in inventory of $15.3 million during the nine months ended June 3, 1999. The growth in accounts receivables related primarily to increased sales. The inventory increase related to increased sales and, to a lessor extent, an end of quarter delay related to supplier delivery of key components and the transition from legacy material software to the new ERP software. The average collection period for accounts receivable and the average inventory turns were 36.9 days and 9.9 turns, respectively, for the nine months ended June 3, 1999 compared to 43.6 days and 11.5 turns, respectively, for the corresponding period in fiscal
1998. The average collection period for accounts receivable and the average inventory turns were 39.0 days and 10.0 turns, respectively, for the three months ended June 3, 1999 compared to 35.6 days and 10.0 turns, respectively, for the three months ended March 4, 1998. The average collection period and average inventory turn levels vary, among other things, as a function of sales volume, sales volatility, product mix, payment terms with customers and suppliers and the mix of consigned and turnkey business.

      Capital expenditures during the first nine months of fiscal 1999 were $13.9 million, including $9.8 million for additional manufacturing capacity primarily in the U.S. and $4.1 million toward the implementation of the ERP system. The Company anticipates additional capital expenditures of $0.9 million in fiscal 1999 to complete the ERP system implementation. See "Year 2000 Readiness Disclosure" and "Certain Factors-ERP System Implementation."

     On February 26, 1999, the Company entered into a $60 million Senior Credit Facility which matures on February 26, 2004. The Senior Credit Facility includes both a $10 million facility restricted to the purchase of qualifying equipment and a $50 million revolving credit facility. Amounts outstanding under the equipment loan facility bear interest at the lesser of the applicable Alternate Base Rate plus 0.25% or the Eurodollar Rate plus 2.50%, as defined in the agreement, and borrowings are limited to the first three loan years.
Amounts outstanding under the revolving credit facility bear interest at the lower of the applicable Alternate Base Rate or Eurodollar Rate plus 2.25%. Amounts available to borrow under the revolving credit facility vary depending on accounts receivable and inventory balances, which serve as collateral along with substantially all of the other assets of the Company.
The Senior Credit Facility includes a quarterly commitment fee of 0.375% per annum based upon the average unused portion and contains customary covenants such as restrictions on capital expenditures, additional indebtedness and the payment of dividends. In particular, the Senior Credit Facility contains a covenant requiring that the Company maintain a fixed charge ratio of not less than 1.0 to 1.0, provided, however, that this fixed charge ratio covenant will not be applied to any fiscal quarter during the term as long as the Company maintains at all times undrawn availability of more than $10 million.
In addition, if at any time undrawn availability is less than $10 million, the fixed charge ratio will be applied to the immediately preceding month with respect to the twelve months then ended. The Senior Credit Facility also contains customary events of default. Any default under the Senior Credit Facility could result in default of the Notes and Redeemable Preferred
Stock, as defined below. As of June 3, 1999, the Company had a $26.1 million outstanding balance under the revolving credit facility and a $1.8 million outstanding balance on the equipment loan facility.

        On July 13, 1999, the Company amended the Senior Credit Facility
(as amended, the "Credit Facility"). The amendment adds existing equipment to the borrowing base, modifies the advance rates and raises the maximum amount available to borrow based on inventory collateral, and allows the full amount of the credit facility to be drawn without triggering financial covenants if adequate collateral is available. As of July 13, 1999, the Company had a $20.2 million outstanding balance under the revolving credit facility and a $2.1 million outstanding balance on the equipment loan facility. As of July 13, 1999, the Company had approximately $21 million available to borrow under the Credit Facility without triggering the fixed charge ratio covenant, and $7.9 million available to borrow under the equipment loan facility, respectively. As of July 13, 1999, had the Company consumed its adjusted availability and been required to test the fixed charge ratio covenant, the tested would not have been satisfied. See "Notes to Consolidated Financial Statement--5. Long-term Debt" and "Certain Factors--Restrictions Imposed by Terms of Indebtedness and Redeemable Preferred Stock".

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

Year 2000 Readiness Disclosure

     State of Readiness

     The Year 2000 presents many issues for the Company because many computer hardware and software systems use only the last two digits to refer to a calendar year. Consequently, these systems may fail to process dates correctly after December 31, 1999, which may cause system failures. In October 1997, the Company established a cross-functional team chartered with the specific task of evaluating all of the Company's software, equipment and processes for Year 2000 compliance. This team determined that a substantial portion of the Company's systems, including its company-wide ERP system, were not Year 2000 compliant and, therefore, developed a plan to resolve this issue which includes, among other things, implementing a new ERP system. The Company substantially completed implementation of this software in its US facilities late in the third quarter of fiscal 1999 with completion scheduled for the Company's Malaysian facility early in the fourth quarter of fiscal
1999 and the Belgian facility in late 1999. In addition, the Company retained the services of outside consulting firms to review and assess the Company's evaluation and implementation plan. The Company believes that the new ERP system will make all "mission critical" company information and operational systems Year 2000 compliant.

     As part of the Company's Year 2000 compliance evaluation, the Company began contacting key suppliers and significant customers to determine the extent to which the Company is exposed to third party failure to remedy their
Year 2000 compliance issues. In order to assist in these efforts, the Company joined a Year 2000 high tech consortium comprised of a number of companies in
the electronics industry.   The mission of the consortium is to provide a
framework to facilitate the sharing of information and practices concerning the Year 2000 readiness of suppliers as well as develop and utilize standardized tools and methods to assess, mitigate and plan for potential Year 2000 disruptions. The Company believes that its efforts and membership in the high tech consortium will significantly assist in the Year 2000 assessment of key suppliers and customers. However, there can be no assurance that such efforts and membership will adequately protect the Company from disruptions caused by the failure of some or all of the Company's key suppliers and customers to be Year 2000 compliant, which could have a material adverse effect on the Company's business, financial condition and results of operations.

     Costs

     The total costs, whether capitalized or expensed, associated with implementation and system modification relating to the Year 2000 problem is anticipated to be approximately $11.4 million, excluding internal programming time on existing systems. The total amount spent during the first nine months of fiscal 1999 and since inception on this implementation was $4.4 million and $10.2 million, respectively, with anticipated expenditures of approximately
$1.2 million during the remainder of fiscal 1999. This amount includes the costs associated with new systems that will be Year 2000 compliant even though such compliance was not the primary reason for installation.

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

     The Company will be attempting to develop a contingency plan designed to address other areas of the Company affected by the Year 2000 problem, including problems which might arise from the failure of the Company's key suppliers and customers to timely and adequately address Year 2000 issues. Contingency plans with respect to supplier Year 2000 problems may include, among other things, dual sourcing the supply of materials or changing suppliers.

     Risks Associated with the Company's  Year 2000 Issues

     The Company presently believes that by modifying existing software and converting to new software, such as the ERP system, the Year 2000 problem will not pose significant operational problems for the Company's information systems. While the Company believes the ERP implementation has been successful the Company has encountered, and expects to continue to encounter, certain operational issues, which it expects to resolve shortly. However, if such modifications and conversions are not timely or properly implemented, the Year 2000 problem could affect the ability of the Company, among other things, to manufacture product, procure and manage materials, and administer functions and processes, which could have a material adverse effect on the Company's business, financial condition and results of operations. Additionally, failure of third party suppliers to become Year 2000 compliant on a timely basis could create a need for the Company to change suppliers and otherwise impair the sourcing of components, raw materials or services to the Company, or the functionality of such components or raw materials, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

High Level of Indebtedness; Ability to Service Indebtedness and Satisfy Preferred Stock Dividend Requirements

     The Company is highly leveraged. At June 3, 1999, the Company had approximately $203.4 million of total indebtedness outstanding, and Series B 12-1/2% Senior Preferred Stock (the "Redeemable Preferred Stock") outstanding with an aggregate liquidation preference of $29.2 million. The Company may incur additional indebtedness from time to time to provide for working capital or capital expenditures or for other purposes, subject to certain restrictions in (i) the Senior Credit Facility (ii) the Indenture (the "Indenture") governing the Company's Series B 9-3/4% Senior Subordinated Notes due 2008 and the Series B Floating Interest Rate Subordinated Term Securities due 2008 (collectively, the "Notes"), (iii) the Certificate of Designation relating to the Redeemable Preferred Stock (the "Certificate of Designation") and (iv) the Indenture (the "Exchange Indenture") governing the 12-1/2% Subordinated Exchange Debentures (the "Exchange Debentures") due 2010 issuable in exchange for the Redeemable Preferred Stock.

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

Restrictions Imposed by Terms of Indebtedness and Redeemable Preferred Stock

      The Indenture, the Certificate of Designation, the Exchange Indenture and the Credit Facility contain certain covenants that restrict, among other things, the ability of the Company and its subsidiaries to incur additional indebtedness, consummate certain assets sales and purchases, issue preferred stock, incur liens, pay dividends or make certain other restricted payments, enter into certain transactions with affiliates, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of the Company and its subsidiaries, none of which impaired the Company's ability to conduct business in the first nine months of fiscal 1999. A breach of any of these covenants could result in a default under the Credit Facility, the Indenture and the Exchange Indenture and would violate certain provisions of the Certificate of Designation. The Credit Facility contains a covenant requiring that the Company maintain a fixed charge ratio of not less than 1.0 to 1.0, provided, however, that this fixed charge ratio covenant will not be applied to any fiscal quarter during the term as long as the Company maintains at all times undrawn availability of more than $10 million. As of July 13, 1999, had the Company consumed its adjusted availability and been required to test the fixed charge ratio covenant, the tested would not have been satisfied.

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

Customer Concentration; Dependence on Certain Industries

     Certain customers account for significant portions of the Company's net sales. For the first nine months of fiscal 1999 approximately 83.7% of net sales were derived from networking and telecommunications customers. In addition, for the third quarter and first nine months of fiscal 1999, the Company's ten largest customers accounted for approximately 88.0% and 87.3%, respectively, of net sales. The Company's top two customers accounted for approximately 44.5% and 20.5%, respectively, of net sales in the first nine months of fiscal 1999. In addition, the Company has another major customer that operates under a consignment manufacturing model and, while sales are less than 10% of total revenue, the customer makes an important contribution to the Company's overall financial performance. Moreover, the Company has significant customer concentration at a site level. Volatility in demand from these customers may lead to reduced site capacity utilization and have a negative effect on the Company's gross margin. Decreases in sales to or margins with these or any other key customers could have a material adverse effect on the Company's business, financial condition and results of opera-tions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations."

     The Company expects to continue to depend upon a relatively small number of customers for a significant percentage of its net sales. There can be no assurance that the Company's principal customers will continue to purchase services at current levels, if at all. The percentage of the Company's sales to these customers may fluctuate from period-to-period. Significant reductions in sales to any of the Company's major customers as well as period-to-period fluctuations in sales and changes in product mix ordered by such customers could have a material adverse effect on the Company's business, financial con-dition and results of operations. In addition, in the event the Company were to lose a key customer at a specific site, the Company may be forced to reduce its workforce at such site, reallocate manufacturing demand or close the site, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

     In addition, the Company is dependent upon the continued growth, viability and financial stability of its OEM customers, which are in turn substantially dependent on the growth of the networking, telecommunications, computer systems and other industries. These industries are subject to rapid technologi-cal change, product obsolescence and price competition. Many of the Company's customers in these industries are affected by general economic conditions. Currency devaluations and economic slowdowns in various Asian and European economies may have an adverse effect on the results of operations of certain of the Company's OEM customers, and in turn, their orders from the Company. These and other competitive factors affecting the networking, telecommunications and computer system industries in general, and the Company's OEM customers in particular, could have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, any further volatility in the market for DRAM components caused by, among other things, the turmoil in the Asian economies, could have a material adverse effect on MTI, which has historically been one of the Company's major customers, and consequently the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations."

Variability of Results of Operations

     The Company's operations may be affected by a number of factors including economic conditions, price competition, the level of volume and the timing of customer orders, product mix, management of manufacturing processes, materials procurement and inventory management, fixed asset and plant utilization, foreign currency fluctuations, the level of experience in manufacturing a particular product, customer product delivery requirements, availability and pricing of components, availability of experienced labor and failure to introduce, or lack of market acceptance, new processes, services, technologies and products. In addition, the level of net sales and gross margin can vary significantly based on whether certain projects are contracted on a turnkey basis, where the Company purchases materials, versus on a consignment basis, where materials are provided by the customer (turnkey manufacturing tends to result in higher net sales and lower gross margins than consignment manufacturing). An adverse change in one or more of these factors could have a material adverse effect on the Company's business, financial condition and results of operations.

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

ERP System Implementation

     In fiscal 1997, the Company finalized selection of a company-wide ERP software solution to, among other things, accommodate the future growth and requirements of the Company and, in early fiscal 1998, the Company began implementation of the ERP system. The Company based its selection criteria on a number of items it deemed critical, and included among other things, multi-site and foreign currency capabilities, 7x24 hour system availability, enhanced customer communications, end-order fulfillment and other mix mode manufacturing support and year 2000 compliance. The Company substantially completed implementation of this software in its US facilities late in the third quarter of fiscal 1999 with completion scheduled for the Company's Malaysian facility early in the fourth quarter of fiscal 1999 and the Belgian facility in late 1999. While the Company believes the ERP implementation has been successful the Company has encountered, and expects to continue to encoun-ter, certain operational issues, which it expects to resolve shortly. There can be no assurance that the Company will be successful and timely in its implementation efforts and any delay of, or problems associated with, such implementation could have a material adverse affect on the Company's business, financial condition and results of operations.

Competition

     The electronics manufacturing services industry is intensely competitive and subject to rapid change, and includes numerous regional, national and international companies, a number of which have achieved substantial market share. The Company believes that the primary competitive factors in its target-ed markets are manufacturing technology, product quality, responsiveness and flexibility, consistency of performance, range of services provided, the location of facilities and price. To be competitive, the Company must provide technologically advanced manufacturing services, high quality products, flexible production schedules and reliable delivery of finished products on a timely and price competitive basis. Failure to satisfy any of the foregoing requirements could materially and adversely affect the Company's competitive position. The Company competes directly with a number of EMS firms, including Celestica International Holdings Inc., Flextronics International, Ltd., Jabil Circuits, Inc., SCI Systems, Inc., Sanmina Corporation and Solectron Corporation. The Company also faces indirect competition from the captive manufacturing operations of its current and prospective customers, which continually evaluate the merits of manufacturing products internally rather than using the services of EMS providers. Many of the Company's competitors have more geographically diversified manufacturing facilities, international procurement capabilities, research and development and capital and marketing resources than the Company. In addition, the Company may be at a competitive disadvantage because some of the Company's competitors are less financially leveraged, resulting in, among other things, greater operational and financial flexibility for such competitors. See "Certain Factors--High Level of Indebtedness; Ability to Service Indebtedness and Satisfy Preferred Stock Dividend Requirements." In recent years, the EMS industry has attracted new entrants, including large OEMs with excess manufacturing capacity, and many existing participants have substantially expanded their manufacturing capacity by expanding their facilities through both internal expansion and acquisitions. In the event of a decrease in overall demand for EMS services, this increased capacity could result in substantial pricing pressures, which could have a material adverse effect on the Company's business, financial condition and results of operations.

Capital Requirements

     The Company believes that, in order to achieve its long-term expansion objectives and maintain and enhance its competitive position, it will need significant financial resources over the next several years for capital expenditures, including investments in manufacturing capabilities and manage-ment information systems, working capital and debt service. The Company has added significant manufacturing capacity and increased capital expenditures since 1995. In April 1995, it opened its Durham, North Carolina facility. In October 1996, it opened its first international facility in Penang, Malaysia and moved from its former Boise, Idaho facility to a new facility in Nampa, Idaho. In November 1997, it purchased its first European facility in Colfontaine, Belgium from Alcatel. In June 1999, the Company announced that it would move its Penang, Malaysia facility from the original 18,000 square foot facility into an 118,000 square foot facility by September of 1999. The precise amount and timing of the Company's future funding needs cannot be determined at this time and will depend upon a number of factors, including the demand for the Company's services and the Company's management of its working capital. The Company may not be able to obtain additional financing on acceptable terms or at all. If the Company is unable to obtain sufficient capital, it could be required to reduce or delay its capital expenditures and facilities expansion, which could materially adversely affect the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Liquidity and Capital Resources."

International Operations

     The Company currently offers EMS capabilities in North America, Asia and Europe. In the third quarter of fiscal 1999, net sales attributable to foreign operations totaled $8.4 million or 7.6% of total net sales. The Company may be affected by economic and political conditions in each of the countries in which it operates and certain other risks of doing business abroad, including fluctuations in the value of currencies, import duties, changes to import and export regulations (including quotas), possible restrictions on the transfer of funds, employee turnover, labor or civil unrest, inadequate law enforcement, long payment cycles, greater difficulty in collecting accounts receivable, the burdens, cost and risk of compliance with a variety of foreign laws, and, in certain parts of the world, political and economic instability. In addition, the attractiveness of the Company's services to its United States customers is affected by United States trade policies, such as "most favored nation" status and trade preferences, which are reviewed periodically by the United States government. Changes in policies by the United States or foreign governments could result in, for example, increased duties, higher taxation, currency conversion limitations, hostility toward United States-owned operations, limitations on imports or exports, or the expropriation of private enterprises, any of which could have a material adverse effect on the Company's business, financial condition or results of operations. The Company's Belgian operations are subject to labor union agreements covering managerial, supervisory and production employees, which set standards for, among other things, the maximum number of working hours and minimum compensation levels. In addition, economic considerations may make it difficult for the Company to compete effectively compared to other lower cost European locations. The Company's Malaysian operations and assets are subject to significant political, economic, legal and other uncertainties customary for businesses located in Southeast Asia.

     The Company's international operations are based in Belgium and Malaysia. The functional currencies of the Company's international operations are the Belgian Franc and the Malaysian Ringgit. The Company's financial performance may be adversely impacted by changes in exchange rates between these currencies and the U.S. dollar. Fixed assets for the Belgian and Malaysian operations are denominated in each entity's functional currency and translation gains or losses will occur as the exchange rate between the local functional currency and the U.S. dollar fluctuates on each balance sheet reporting date. The Company's investments in fixed assets as of June 3, 1999 were $5.8 million (8.7% of total fixed assets) and $4.6 million (7.0% of total fixed assets) in Belgium and Malaysia, respectively. As of June 3, 1999, the Company's $2.1 million net cumulative translation loss was comprised of a $2.2 million cumulative translation loss for the Malaysian operation offset by a $0.1 million cumulative translation gain for the Belgian operation. The Company's equity investments in Belgium and Malaysia are long-term in nature and, there-fore, the translation adjustments are shown as a separate component of shareholders' equity and do not effect the Company's net income. An additional risk is that certain working capital accounts such as accounts receivable and accounts payable are denominated in currencies other than the functional currency and may give rise to exchange gains or losses upon settlement or at the end of any financial reporting period. Sales in currencies other than the functional currency were approximately 1.0% and 6.0% of consolidated sales for the quarter ended June 3, 1999 for Belgium and Malaysia, respective-ly. During fiscal 1998, the exchange rate between the Malaysian Ringgit and U.S. dollar was extremely volatile. In September 1998, the Malaysian government imposed currency control measures which, among other things, fixed the exchange rate between the United States dollar and the Malaysian Ringgit and make it more difficult to repatriate the Company's investments. In January 1999, the Euro became the official currency of eleven countries, including Belgium, and a fixed conversion rate between the Belgian Franc and the Euro was established. For three years after the introduction of the Euro, the participating countries can perform financial transactions in either the Euro or their original local currencies. This will result in a fixed exchange rate among the participating countries, whereas the Euro (and the participating countries' currencies in tandem) will continue to float freely against the U.S. dollar and other currencies of non-participating countries. The Company is currently evaluating the timing of changing the functional currency of its Belgian operation from the Belgian Franc to the Euro and is required to finalize this change no later than January 2002. The Company attempts to minimize the impact of exchange rate volatility by entering into U.S. dollar denominated transactions whenever possible for purchases of raw materials and capital equipment and by keeping minimal cash balances of foreign currencies. Direct labor, manufacturing overhead, and selling, general and administrative costs of the international operations are also denominated in the local currencies. Transaction losses are reflected in the Company's net income. As exchange rates fluctuate, the Company will continue to experience translation and transaction adjustments related to its investments in Belgium and Malaysia which could have a material and adverse effect on the Company's business, financial condition and results of operations.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company uses the U.S. dollar as its functional currency, except for its operations in Belgium and Malaysia. The Company has evaluated the poten-tial costs and benefits of hedging potential adverse changes in the exchange rates between U.S. dollar, Belgian Franc and Malaysian Ringgit. Currently, the Company does not enter into derivative financial instruments because a sub-stantial portion of the Company's sales in these foreign operations are in U.S. dollars. The assets and liabilities of these two operations are translated into U.S. dollars at an exchange rates in effect at the period end date. Income and expense items are translated at the year-to-date average rate. Aggregate transaction losses included in net income for the third quar-ter and first nine months of fiscal 1999 were $0.4 million and $0.7 million, re-spectively, for the Belgian operation. There were no transaction losses for the Malaysian operation in either period.

PART II         OTHER INFORMATION
---------------------------------

ITEM 6.         EXHIBITS

(a)   The following are filed as part of this report:


Exhibit        Description

10.17(a) Lease, dated as of June 18, 1999, by and between MCMS, Sdn. Bhd. and Klih Project Management, Sdn. Bhd.

10.4 (c) First Amendment, dated as of July 13, 1999, to Credit Agreement, dated as of February 26, 1999, among MCMS, Inc., PNC Bank, as agent, and various lending institutions.

27             Financial Data Schedules.

(b)   Reports on Form 8-K:

      During the third quarter of Fiscal 1999, no reports on Form 8-K were filed.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the registrant by the following duly authorized person.

                               MCMS, Inc.
                               (Registrant)


Date: July 16, 1999            /s/  Chris J. Anton
                               Vice President, Finance and Chief
                               Financial Officer (Principal Financial
                               Officer and Accounting Officer)