Form 10-K405
period 1999-09-02
MCMS INC
filed 1999-11-05
CIK 1060356

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the fiscal year ended September 2, 1999

OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the transition period from                 to

Commission File No.      333-xxxx

MCMS, INC.

(Exact name of registrant as specified in its charter)

                              Idaho                                            82-0480109
(State or other jurisdiction of incorporation or organization) (I.R.S. Employer Identification No.)

16399 Franklin Road, Nampa, Idaho 83687
(Address of principal executive offices, Zip Code)

(208)898-2600
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

There is no established public trading market for any class of the Company's common equity.

The number of shares outstanding of each of the issuer's classes of common stock on September 30, 1999 was as follows:

Class A Common Stock: 3,296,487
Class B Common Stock: 863,823
Class C Common Stock: 874,999

PART I

ITEM 1. BUSINESS

The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties. The actual results of MCMS, Inc. (''MCMS or the Company'') could differ materially from MCMS's historical results of operations and those discussed in the forward-looking statements. Factors that could cause actual results to differ materially are included, but are not limited to, those identified in ''Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Certain Factors.''

MCMS is a leading electronics manufacturing services ("EMS") provider serving original equipment manufacturers ("OEMs") in the networking, telecommunications, computer systems and other rapidly growing sectors of the electronics industry. The Company offers a broad range of manufacturing management services, including product design and prototype manufacturing; materials procurement and inventory management; manufacturing and testing of printed circuit board assemblies ("PCBAs"), memory modules and systems; quality assurance; and end-order fulfillment. By delivering this comprehensive range of electronic manufacturing services through its strategically located facilities in the United States, Asia and Europe, the Company enables its OEM customers to focus their capital and resources on their core competencies of research, product development, marketing and sales.

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

Manufacturing Services and Capabilities

The Company provides a comprehensive array of manufacturing services which require the Company and its OEM customers to make a substantial investment of time and resources in their relationships. The Company's manufacturing services are provided on both a turnkey and consignment basis. Under a consignment arrangement, the OEM procures the components and the Company assembles them in exchange for a service fee. Under a turnkey arrangement, the Company assumes responsibilit

Pre-production Services

The Company's pre-production electronics manufacturing services include product development, materials procurement and inventory management.

Product Engineering. The Company's product engineering group interacts frequently with OEM customers early in the design process to optimize product design for cost and producability. After design, the Company often provides quick-turn prototype assembly, related testing and further product development support. By participating in product design and prototype development, the Company reduces an

Materials Procurement and Inventory Management. The Company provides a broad range of materials procurement and management services and works in partnership with key component manufacturers and distributors and the deployment of programs such as schedule sharing, electronic data interface and Internet links. In addition, the Company has just-in-time inventory programs in place with a number of ign or deliver materials to a third party managed "supplier superstore" for purchase by the Company as and if necessary to meet manufacturing requirements.

Manufacturing and Test Services

The majority of the PCBAs manufactured by MCMS utilize surface mount technology ("SMT") or a combination of SMT and pin-through-hole interconnection technologies. In addition, the Company has expertise in such advanced technologies as flip chip assembly, ball grid array ("BGA"), micro BGA and ceramic column grid array. The Company also offers a comprehensive range of test services, including automated in-circuit and x-ray testing of PCBAs, as well as functional and en level assemblies. MCMS, in conjunction with its customers, either fabricates or procures test hardware and develops application-specific test software. The Company employs standard manufacturing and test platforms at all manufacturing facilities. This standardization allows the Company to deliver consistent product quality on a worldwide basis to its OEM customers.

Memory Module Assembly

The Company is a manufacturer of memory modules which it primarily supplies to MTI, the largest manufacturer of dynamic random access memory ("DRAM") in the United States. MCMS manufactures standard and custom memory modules for MTI on a consignment basis and for other customers on a turnkey basis. As a former subsidiary of MTI, the Company has its roots in memory module production, and has used this expertise to gain access to new customers. Once the Company has been basis. As a former subsidiary of MTI, the Company has its roots in memory module production, and has used this expertise to gain access to new customers. Once the Company has been s, MCMS seeks to expand the relationship to include a broader set of services.

System Level Assembly

System level assembly is the connection of two or more sub-assemblies (such as PCBAs) into a finished enclosure or product. The Company specializes in the system level assembly of secured Internet Protocol routers, Internet servers and land-area network and wide-area network switches and embedded systems. The Company's system level assembly operations are staffed with personnel from various functional areas including engineering, manufacturing management, testing and training.

End-Order Fulfillment

The Company's relationship with several of its OEM customers extends beyond manufacturing to encompass the shipment of products directly to the OEM's customers. Prior to shipment, the Company performs all quality and testing functions to ensure that the products conform to the customer's standards of functionality, performance and durability. In addition, the Company possesses the flexibility, manufacturing expertise and information systems necessary to custom configure assemblies and software to meet its customers' unique requirements.

Segment Information

The Company operates in one industry segment, electronic manufacturing services. The Company serves the same and similar customers on a global basis and is viewed by management as a global provider of manufacturing services. The Company places primary importance on managing its worldwide services to strategic customers. For further Segment information on the Company, see note 15 of the Notes to Consolidated Financial Statements.

Sales and Marketing

Manufacturing Services and Customer Profile

The Company provides a broad range of services for the manufacture of PCBAs, memory modules, and systems, including design, product engineering, procurement and material management, assembly, test engineering, quality assurance, and just-in-time delivery or end-order fulfillment. MCMS focuses on marketing its services to OEMs in the high-growth networking, telecommunications, and computer system industries that generally require custom board and system level design, assembly, and test and short manufacturing lead times at competitive pricing.

The Company generally targets customers who: (i) focus on the high-end of their respective markets; (ii) possess significant volume growth opportunities; (iii) offer the possibility of multiple project or product prospects for MCMS and (iv) are interested in a long-term, strategic partnership.

Customer Concentration

In fiscal 1999, the Company provided manufacturing services for approximately 26 active customers. As is typical for an EMS provider, a few of the Company's major customers represent a significant percentage of its net sales. During fiscal years 1999, 1998 and 1997, sales to individual customers that exceeded 10% of the Company's net sales were: Cisco Systems, Inc. 43.5%, 39.2% and 32.4% and Fore Systems, Inc. ("Fore Systems") 18.2%, 24.1% and 20.1%, respectively. In fiscal year 1999, the Company's ten largest customers accounted for 86.2% of net sales. Decreases in sales to, or margins with, these or any other key customers could have a material adverse effect on the Company's business, financial condition and results of operations. During the fourth quarter of fiscal 1999, the Company and Fore Systems reached a decision to reduce the scope of their relationship. For further discussion on the risks associated with customer concentration and on the impact of the reduced Fore Systems relationship, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Factors--Customer Concentration; Dependence on Certain Industries."

Backlog

The Company's backlog as of September 30, 1999 was approximately $103.4 million. Backlog consists of purchase orders received and that are expected to be filled, typically within three months. Because of variations in the timing of orders, quantities ordered, delivery intervals, customer and product mix and delivery schedules, the Company's backlog as of any particular date may not be representative of actual sales for any subsequent period. In addition, subject to certain conditions and limitations, customer orders can be canceled and volume levels can be changed or delayed. From time to time, some of the Company's customers have terminated their manufacturing arrangements with the Company, and other customers have reduced or delayed the volume of design and manufacturing services performed by the Company. Program or relationship termination and the replacement of canceled, delayed or reduced contracts with new business cannot be assured. Termination of a manufacturing relationship or changes, reductions or delays in orders could have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors -- Variability of Results of Operation."

Sales and Marketing Organization

The Company markets its contract manufacturing services through both a direct sales force and independent manufacturers' sales representatives throughout the world. The Company believes that this combination provides a cost-effective means for the Company to market its services, as compensation to its representatives is commission-based. The Company's marketing and sales organization consists of 4 marketing employees, 3 regional sales managers and 30 program managers. Regional sales managers have primary responsibility for identifying and developing new customer accounts. Regional sales managers also manage the Company's independent sales representatives in their respective territories, working closely with representatives to define effective account development strategies.

The Company's ability to consistently meet or exceed customers' expectations has been its most effective marketing tool. Consequently, the program manager plays a critical role. Once a customer is established, a program manager is assigned to each customer and is responsible for the day-to-day management and the progress of existing programs. The program manager also uses his or her daily interface with the customer to identify and pursue additional revenue opportunities within the existing customer base.

Engineering

The Company concentrates its engineering efforts principally on developing manufacturing process technologies to meet specific customer needs. The Company also conducts a limited amount of research and development in response to general technology trends in the EMS market, realizing these developments will likely become specific customer requirements in the future. As of September 2, 1999, the Company had approximately 201 employees engaged in PCBA  design, process, product and test engineering, and product and equipment technical support.

 Intellectual Property

As of September 2, 1999, the Company held 25 patents and 36 patent applications on file with the U.S. Patent and Trademark Office. Though the Company considers these patents and patent applications important to its business, no patent or patent application is material to the operation of the business.

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

Environmental

The Company's operations are subject to regulatory requirements and potential liabilities arising under certain federal, state, local and foreign environmental laws and regulations governing, among other things, air emissions, waste water discharge, waste storage, and the treatment, disposal and remediation of releases of hazardous materials. In the course of its operations, MCMS handles limited amounts of materials that are considered hazardous under applicable law. The Company believes that it is in substantial compliance with all applicable environmental requirements, including without limitation, those governing the handling, storage and disposal of such materials and is aware of no outstanding legal proceedings against it arising under such laws.

Legal Proceedings

From time to time, the Company is involved in various legal proceedings arising in the ordinary course of its business. The Company does not expect that these matters will have a material adverse effect on the Company's business, financial condition and results of operations.

Employees

As of September 2, 1999, the Company had 2,068 full-time employees. Except for employees at its Colfontaine, Belgium facility, none of the Company's employees are represented by a labor union or any collective bargaining agreement. The Company's Belgian operation is subject to labor union agreements covering managerial, supervisory and production employees that set standards for, among other things, the maximum number of working hours and compensation levels. The Company believes that its employee relations are satisfactory. In addition, under Belgium Law and the European Union, all levels of employees dismissed, other than for cause, are entitled to certain statutory severance amounts, based primarily on the employee's age and years of service with the Company.

ITEM 2. PROPERTIES

The Company currently operates manufacturing facilities in Nampa, Idaho, Durham, North Carolina, Penang, Malaysia, and Colfontaine, Belgium, and has an international procurement office in Singapore. In September 1999, the Company expanded its Penang, Malaysia operation from 36,000 square feet to approximately 118,000 square feet. All of the Company's manufacturing operations employ, where practicable, standard manufacturing and test equipment, information systems and quality assurance practices. All of MCMS's manufacturing operations are ISO 9001 certified.

The following table sets forth certain information regarding the Company's manufacturing facilities as of September 2, 1999:

Location	Approx. Sq, Ft.	Owned/ Leased
Nampa, Idaho	216,000	Owned
Durham, North Carolina	110,000	Leased
Penang, Malaysia	118,000	Leased
Colfontaine, Belgium	85,000	Owned
Total	529,000

In an effort to support the global requirements and expanding business opportunities of its customer base, on October 6, 1999, the Company leased a 112,000 square foot facility in Monterrey, Mexico. It is anticipated that the Monterrey, Mexico operation will initially focus on printed circuit board assembly and test and will expand to include system assembly as well as a full range of order fulfillment services. The commencement of this operation is currently scheduled for early in calendar year 2000. The addition of the Monterey, Mexico operation will increase the Company's world-wide, manufacturing facility space to 641,000 square feet.

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

As of September 2, 1999, there were 8 holders of record of the registrant's Class A Common Stock, 2 holders of record of the registrants Class B Common Stock and 5 holders of record for the registrants Class C Common Stock.

The Company has never declared or paid any cash dividends on any class of its common equity. Except as the Company may be otherwise required to pay dividends on its outstanding 12 1/2% Series B Senior Exchangeable Preferred Stock ("Redeemable Preferred Stock"), the Company does not currently anticipate paying any cash dividends on any class of common equity in the foreseeable future. Notwithstanding the foregoing, under the Company's Certificate of Incorporation, the Company may not declare or pay dividends on its common equity unless and until the Company has declared and paid any preferential dividends on any then outstanding Redeemable Preferred Stock, Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock. Moreover, the Company's existing credit facility, as well as the indenture governing its outstanding Series B 9 3/4% Senior Subordinated Notes due 2008 (the "Fixed Rate Notes") and Series B Floating Interest Rate Subordinated Term Securities due 2008 (the "Floating Rate Notes"), restrict the Company from declaring or paying cash dividends on its outstanding common equity.

During fiscal 1999 and 1998, MCMS granted options under its 1998 Stock Option Plan (the "Option Plan") to employees of the Company to purchase an aggregate of 797,500 and 1,240,000 shares, respectively, of the Company's Class A Common Stock at an exercise price of $2.27 per share. The Company believes that the foregoing stock option grants did not require registration under the Securities Act, nor an exemption from the registration requirements thereof, insofar as such grants did not involve the "offer" or "sale" of securities within the meaning of Section 2(3) of the Securities Act. During fiscal 1999, options to purchase 35,313 shares of common stock were exercised. No options were exercised in fiscal 1998 under the Option Plan. The Company believes that the foregoing issuances of capital stock were exempt from the registration and prospectus delivery requirements of the Securities Act under Section 4(2) thereof, and the rules and regulations promulgated by the Securities and Exchange Commission thereunder, insofar as the offer and sale of such securities did not involve a public offering.

ITEM 6. SELECTED FINANCIAL DATA

The following selected historical financial information of MCMS has been derived from the historical consolidated financial statements and should be read in conjunction with the consolidated financial statements and the notes included therein.

Five Year Selected Financial Highlights (Dollars in thousands, except per share data)

Fiscal year ended	September 2, 1999	September 3, 1998	August 28, 1997	August 29, 1996	August 31, 1995

Statement of Operations Data:
Net sales	$432,715	$333,920	$292,379	$374,116	$188,782
Cost of goods sold	407,354	303,251	258,982	341,110	169,758
Gross profit	25,361	30,669	33,397	33,006	19,024
Selling, general and administrative expenses	22,491	15,798	12,560	9,303	6,464
Income from operations	2,870	14,871	20,837	23,703	12,560
Other expense (income):
Interest expense (income), net	19,652	9,212	(380)	(482)	(613)
Transaction expenses	45	8,398	-	-	-
Income (loss) before taxes and extraordinary item	(16,827)	(2,739)	21,217	24,185	13,173
Income tax provision (benefit)	(3,497)	(930)	8,465	9,190	5,142
Income (loss) before extraordinary item	(13,330)	(1,809)	12,752	14,995	8,031
Extraordinary item - loss on early retirement of debt, net of taxes	(617)	-	-	-	-
Net income (loss)	$ (13,947)	$ (1,809)	$ 12,752	$ 14,995	$ 8,031
Net income (loss) per share - basic and diluted (4) (5)	$ (3.50)	$ (1.36)	$ 12,752	$ 14,995	$ 8,031

Balance Sheet Data (End of Period):
Cash and cash equivalents	$ -	$ 7,542	$ 13,636	$ 16,290	$ 15,000
Working capital, excluding cash and cash equivalents	36,403	21,929	15,454	10,065	25,218
Total assets	166,542	145,052	124,862	113,245	93,823
Total debt	207,279	185,157	1,049	-	6,671
Redeemable preferred stock	29,267	25,675	-	-	-
Shareholders' equity (deficit)(1)	(130,497)	(113,051)	78,191	65,881	50,493

Statement of Cash Flow Data:
Cash provided by (used in) operating activities	(11,004)	1,353	20,723	33,620	2,124
Cash used in investing activities	(17,085)	(19,742)	(23,969)	(25,643)	(9,931)
Cash provided by (used in) financing activities	20,502	12,508	592	(6,687)	22,114
Other Financial Data:
EBITDA (2)	$ 17,943	$ 27,263	$ 29,656	$ 29,128	$ 16,029
Depreciation and amortization (3)	15,073	12,392	8,819	5,425	3,469
Total capital expenditures	17,111	20,164	24,120	31,229	10,116

(1)As of August 31, 1995, shareholders' equity amounts represent division equity.

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

(3) In fiscal 1999 and 1998, depreciation and amortization amount excludes $943,000 and $526,000, respectively, of deferred loan amortization that was expensed as interest.

(4) The weighted average number of shares used to calculate net income (loss) per share was 1,000 shares in fiscal 1995, 1996 and 1997, 2,534,183 shares in fiscal 1998 and 5,008,598 shares in fiscal 1999.

(5) Net income (loss) per share includes a loss of $0.72 and $0.65 per share in fiscal 1999 and 1998, respectively, related to dividends and accretion of discount on Redeemable Preferred Stock.

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

MCMS provides electronic manufacturing services on both a turnkey and consignment basis. Turnkey manufacturing generates higher net sales than consignment manufacturing due to the generation of revenue from materials as well as labor and manufacturing overhead, but also results in lower gross margins because the Company generally realizes lower gross margins on materials-based revenue than on manufacturing-based revenue. Consignment revenues accounted for 6.4% of the Company's net sales in each of fiscal 1999 and 1998 and 5.2% of net sales in fiscal 1997.

Results of Operations
Fiscal year ended	September 2, 1999	September 3, 1998	August 28, 1997
Net sales	100.0%	100.0%	100.0%
Costs of sales	94.1	90.8	88.6
Gross margin	5.9	9.2	11.4
Selling, general and administrative expenses	5.2	4.7	4.3
Income from operations	0.7	4.5	7.1
Other expense (income):
Interest expense (income), net	4.6	2.8	(0.1)
Transaction expenses	-	2.5	-
Income (loss) before taxes and extraordinary item	(3.9)	(0.8)	7.2
Income tax provision (benefit)	(0.8)	(0.3)	2.8
Income (loss) before extraordinary item	(3.1)	(0.5)	4.4
Extraordinary item - loss on early extinguishment of debt	(0.1)	-	-
Net income (loss)	(3.2)%	(0.5)%	4.4%

Depreciation and amortization (1)	3.5%	3.7%	3.0%

In fiscal 1999 and 1998, depreciation and amortization amount excludes $943,000 and $526,000, respectively, of deferred loan amortization that was expensed as interest.

Fiscal 1999 Compared to Fiscal 1998

Net Sales. Net sales for fiscal 1999 increased by $98.8 million, or 29.6%, to $432.7 million from $333.9 million for fiscal 1998. The increase in net sales was primarily attributable to higher volumes of PCBA and system level shipments to customers in the networking and telecommunications industries. These increases were partially offset by lower PCBA prices, lower volumes and prices of custom turnkey memory modules, and lower prices on consigned memory modules.

Net sales of foreign subsidiaries for fiscal 1999 increased $11.5 million, or 46.9%, to $36.0 million from $24.5 million in fiscal 1998. The growth in foreign subsidiary net sales is primarily the result of additional sales of PCBA shipments at the Company's Malaysian operation. This increase was partially offset by lower volumes of custom turnkey memory modules at the Malaysian facility. The increase was also offset as a result of a significant customer of the Belgium operation shifting from a turnkey to consignment model early in the second quarter of fiscal 1999.

Gross Profit. Gross profit for fiscal 1999 decreased by $5.3 million, or 17.3%, to $25.4 million from $30.7 million for fiscal 1998. Gross margin for fiscal 1999 decreased to 5.9% of net sales from 9.2% in fiscal 1998. The decrease in gross margin resulted primarily from demand volatility in the Company's North Carolina operation, higher volumes of PCBA sales with lower average selling prices, lower prices on consigned memory modules, a decline in custom turnkey memory module sales and increased system level shipments, which typically have lower margins.

Selling, General and Administrative Expenses. SG&A expenses for fiscal 1999 increased by $6.7 million, or 42.4%, to $22.5 million from $15.8 million for fiscal 1998. This increase was primarily the result of additional senior management to support future growth and an increase in depreciation expense and other expenses and headcount associated with operating the Company as a stand alone entity following the Recapitalization. The Company also incurs non-cash foreign currency adjustments related to an inter-company loan between the Company and its Belgian subsidiary. During fiscal 1999, SG&A expenses included a non-cash foreign currency expense of $0.5 million, while fiscal 1998 SG&A expenses included a non-cash foreign currency gain of $0.2 million.

Interest Expense. Interest expense for fiscal 1999 increased to $19.7 million from $9.2 million in fiscal 1998, due primarily to the full year impact of $175 million in long-term debt issued in February of 1998 in conjunction with the Recapitalizaton.

Provision (Benefit) for Income Taxes. The Company had an income tax benefit in each of fiscal 1998 and 1999 generated primarily through utilization of net operating losses and non-taxable foreign income. The fiscal 1999 income tax benefit increased by $3.0 million to a benefit of $3.9 million from a benefit of $0.9 million for fiscal 1998. The Company's effective income tax rate for its benefit for fiscal 1999 decreased to 21.8% from 33.9% for fiscal 1998. The decrease in the effective rate relates primarily to increases in the valuation allowance in fiscal 1999 offset in part by nondeductible transaction costs associated with the Company's Recapitalization in fiscal 1998.

During fiscal 1999, the Company set up a valuation allowance of $4.7 million for the amount of the deferred tax asset which may not be realizable through either carryback of its net operating losses or through future income.

Extraordinary Loss. The extraordinary after tax loss of $0.6 million in fiscal 1999 resulted from the write-off of deferred financing costs related to the early extinguishment of a revolving credit facility.

Net Loss. For the reasons stated above, net loss for fiscal 1999 increased by $12.1 million to a loss of $13.9 million from a loss of $1.8 million for fiscal 1998. As a percentage of net sales, net loss for fiscal 1999 increased to 3.2% from 0.5% for fiscal 1998.

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

Net sales attributable to foreign subsidiaries for fiscal increased $18.5 million to $24.5 million from $6.0 million in fiscal 1997. The growth in foreign subsidiary net sales is the result of additional sales of PCBA shipments at the Company's Malaysia operation and the addition of the Company's Belgium operation.

Gross Profit. Gross profit for fiscal 1998 decreased by $2.7 million, or 8.2%, to $30.7 million from $33.4 million for fiscal 1997. Gross profit for fiscal 1998 decreased to 9.2% of net sales from 11.4% in fiscal 1997. The decrease in gross profit was principally attributable to lower gross profit realized on the Company's PCBA sales and custom modules as well as a higher percentage of sales in fiscal 1998 derived from PCBAs. The lower gross profits on PCBAs was primarily due to lower prices and inefficiencies related to new product introductions. To a lesser extent, start-up costs in the Company's Belgium operation had a negative impact on gross profit.

Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") for fiscal 1998 increased by $3.2 million, or 25.8%, to $15.8 million from $12.6  million for fiscal 1997. As a percentage of net sales for fiscal 1998, SG&A increased to 4.7% from 4.3%. This increase for fiscal 1998 was the result of additional headcount in senior management, finance and administration, sales and marketing, and information technology, additional SG&A in the Malaysia and Belgium operations and duplicative costs associated with the transition service charges from MTI and MEI which were incurred as part of the Recapitalization. This increase in SG&A was partially offset by a change in estimate related to allowance for doubtful accounts of $0.8 million.

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

Provision (Benefit) for Income Taxes. Income taxes for the year ended September 3, 1998 decreased by $9.4 million to a benefit of $0.9million from an expense of $8.5 million for the year ended August 28, 1997. The Company's effective income tax rate for 1998 decreased to 33.9% from 39.9% for the comparable period in 1997 principally as a result of certain transaction expenses for which no tax deduction is allowed, offset in part by certain changes in estimates for accrued liabilities as a result of the Recapitalization Agreement and reduction in taxes due to foreign operations.

Net Income. For the reasons stated above, net income for fiscal 1998 decreased by $14.6 million, or 114.2%, to ($1.8) million, compared to $12.8 million for fiscal 1997. As a percentage of net sales, net income for the fiscal 1998 decreased to (0.5%) from 4.4% for fiscal 1997.

Liquidity and Capital Resources

During fiscal 1999, the Company's cash and cash equivalents decreased by $7.5 million. Net cash used by operating activities was $11.0 million, which includes $19.7 million in interest expense. Net cash used by investing activities was $17.1 million and net cash provided by financing activities was $20.5 million. Net cash used by investing activities during the fiscal year ended September 2, 1999 was primarily attributable to capital expenditures for additional manufacturing capacity primarily in the North American and Malaysian operations, and the implementation of the Company's new enterprise resource planning ("ERP") system. Net cash generated from financing activities principally resulted from net borrowings under the Company's existing credit facilities.

The $11.0 million of cash consumed by operations was primarily due to an increase in accounts receivable of $13.5 million and an increase in inventories of $14.2 million. The growth in accounts receivable is primarily attributable to increased sales. The average collection period for accounts receivable and the average inventory turns were 36.2 days and 11.0 turns compared to 40.4 days and 12.7 turns during fiscal 1999 and 1998, respectively. The average collection period and average inventory turn level vary as a function of sales volume, sales volatility, product mix, payment terms with customers and suppliers and the mix of consigned and turnkey business.

Capital expenditures during fiscal 1999 were $17.1 million, including $12.2 million for additional manufacturing capacity in the North American operations and $4.9 million toward the implementation of the ERP system. See - "ERP System Implementation"." As of September 2, 1999, the Company had commitments of $1.2 million for equipment purchases.

On February 26, 1999, the Company entered into a $60 million Credit Facility (the "Credit Facility") which matures on February 26, 2004. The Credit Facility includes a $10 million equipment loan facility restricted to the purchase of qualifying property, plant and equipment and a $50 million revolving credit facility. Amounts outstanding under the equipment loan facility bear interest at the lesser of the applicable Alternate Base Rate plus 0.25% or the Eurodollar Rate plus 2.50%, as defined in the agreement, and borrowings are limited to the first three loan years. Amounts outstanding under the revolving credit facility bear interest at the lower of the applicable Alternate Base Rate or Eurodollar Rate plus 2.25%. Amounts available to borrow under the revolving credit facility vary depending on accounts receivable and inventory balances, which serve as collateral along with substantially all of the other assets of the Company. The Credit Facility includes a quarterly commitment fee of 0.375% per annum based upon the average unused portion and contains customary covenants such as restrictions on capital expenditures, additional indebtedness and the payment of dividends. In particular, the Credit Facility contains a covenant requiring that the Company maintain a fixed charge ratio of not less than 1.0 to 1.0, provided, however, that this fixed charge ratio covenant will not be applied to any fiscal quarter during the term as long as the Company maintains at all times undrawn availability of more than $10 million. In addition, if at any time undrawn availability is less than $10 million, the fixed charge ratio will be applied to the immediately preceding month with respect to the twelve months then ended. The Credit Facility also contains customary events of default. Any default under the Credit Facility could result in default of the Notes and Redeemable Preferred Stock, as defined below.

On July 13, 1999, the Company amended the Credit Facility. The amendment adds existing equipment to the borrowing base, modifies the inventory advance rates, raises the maximum amount available to borrow based on inventory collateral and allows the full amount of the Credit Facility to be drawn without triggering the fixed charge ratio covenant if adequate collateral is available. As of September 2, 1999, the Company had a $28.9 million outstanding balance under the revolving credit facility and a $3.0 million outstanding balance on the equipment loan facility. On September 2, 1999, the Company had approximately $20.0 million available to borrow under the Credit Facility without triggering the fixed charge ratio covenant, and $7.0 million available to borrow under the equipment loan facility, respectively. Had the Company consumed its adjusted availability and been required to test the fixed charge ratio covenant, the test would not have been satisfied. See "Notes to Consolidated Financial Statement--6. Long-term Debt" and "Certain Factors--Restrictions Imposed by Terms of Indebtedness and Redeemable Preferred Stock".

The Company's principal sources of future liquidity are cash flows from operating activities and borrowings under the Credit Facility. The Company is highly leveraged but believes that these sources will provide sufficient liquidity and capital resources to meet its current and future interest payments, working capital and planned capital expenditures obligations. No assurance can be given, however, that this will be the case. See "Certain Factors--High Level of Indebtedness; Ability to Service Indebtedness and Satisfy Preferred Stock Dividend Requirements."

Year 2000 Readiness Disclosure

State of Readiness

The Year 2000 presents many issues for the Company because many computer hardware and software systems use only the last two digits to refer to a calendar year. Consequently, these systems may fail to process dates correctly after December 31, 1999, which may cause system failures. In October 1997, the Company established a cross-functional team chartered with the specific task of evaluating all of the Company's software, equipment and processes for Year 2000 compliance. This team determined that a substantial portion of the Company's systems, including its company-wide ERP system, were not Year 2000 compliant and, therefore, developed a plan to resolve this issue which includes, among other things, implementing a new ERP system. The Company substantially completed implementation of this software in its North American operations late in the third quarter of fiscal 1999, in its Malaysian operation early in the fourth quarter of fiscal 1999, with completion scheduled for the Belgian operation in late 1999. In addition, the Company retained the services of outside consulting firms to review and assess the Company's evaluation and implementation plan. The Company believes that the new ERP system will make all "mission critical" company information and operational systems Year 2000 compliant.

As part of the Company's Year 2000 compliance evaluation, the Company began contacting key suppliers and significant customers to determine the extent to which the Company is exposed to third party failure to remedy their Year 2000 compliance issues. In addition, the Company joined a Year 2000 high tech consortium comprised of a number of companies in the electronics industry. The mission of the consortium is to provide a framework to facilitate the sharing of information and practices concerning the Year 2000 readiness of suppliers as well as develop and utilize standardized tools and methods to assess, mitigate and plan for potential Year 2000 disruptions. The Company believes that its efforts and membership in the high tech consortium will significantly assist in the Year 2000 assessment of key suppliers and customers. However, there can be no assurance that such efforts and membership will adequately protect the Company from disruptions caused by the failure of some or all of the Company's key suppliers and customers to be Year 2000 compliant, which could have a material adverse effect on the Company's business, financial condition and results of operations.

Costs

The total costs, whether capitalized or expensed, associated with implementation and system modification is anticipated to be approximately $11.6 million, excluding internal programming time on existing systems. The total amount spent in fiscal 1999 and since inception on this implementation was $5.3 million and $11.4 million, respectively, with anticipated expenditures of $0.2 million remaining in fiscal 2000. This amount includes the costs associated with the implementation of new systems that will be Year 2000 compliant even though such compliance was not the primary reason for installation.

Contingency Plan

Although the Company has no formal contingency plan related to the ERP implementation, the implementation is on schedule with key implementation dates established and completion is slated for late 1999.

The Company is developing contingency plans, where practicable, designed to address other areas of the Company affected by the Year 2000 problem, including problems which might arise from the failure of the Company's key suppliers to timely and adequately address Year 2000 issues. Contingency plans with respect to supplier Year 2000 problems may include, among other things, dual sourcing the supply of materials, creating a materials buffer or changing suppliers. However, there can be no assurance such contingency plans will be adequate to cover all Year 2000 issues that the Company may experience or that the Company will be able to develop contingency plans on a timely basis, which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

The Company is highly leveraged. At September 2, 1999, the Company had approximately $207.3 million of total indebtedness and Series B 12 1/2% Senior Preferred Stock (the "Redeemable Preferred Stock") outstanding with an aggregate liquidation preference of $30.1 million. The Company may incur additional indebtedness from time to time to provide for working capital or capital expenditures or for other purposes, subject to certain restrictions in the (i) the Credit Facility (ii) Indenture (the "Indenture") governing Fixed Rate Notes and the Floating Rate Notes (collectively, the "Notes"), (iii) the Certificate of Designation relating to the Redeemable Preferred Stock (the "Certificate of Designation") and (iv) the Indenture governing the 12 1/2% Subordinated Exchange Debentures (the "Exchange Debentures") due 2010, which are issuable in exchange for the Redeemable Preferred Stock (the "Exchange Indenture").

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

Restrictions Imposed by Terms of Indebtedness and Redeemable Preferred Stock

The Indenture, the Certificate of Designation, the Exchange Indenture and the Credit Facility contain certain covenants that restrict, among other things, the ability of the Company and its subsidiaries to incur additional indebtedness, consummate certain assets sales and purchases, issue preferred stock, incur liens, pay dividends or make certain other restricted payments, enter into certain transactions with affiliates, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of the Company and its subsidiaries, none of which impaired the Company's ability to conduct business in fiscal 1999. A breach of any of these covenants could result in a default under the Credit Facility, the Indenture and the Exchange Indenture and would violate certain provisions of the Certificate of Designation. The Credit Facility contains a covenant requiring that the Company maintain a fixed charge ratio of not less than 1.0 to 1.0, provided, however, that this fixed charge ratio covenant will not be applied to any fiscal quarter during the term as long as the Company maintains at all times undrawn availability of more than $10 million. In addition, if at any time undrawn availability is less than $10 million, the fixed charge ratio will be applied to the immediately preceding month with respect to the twelve months then ended. As of September 2, 1999, had the Company consumed its adjusted availability and been required to test the fixed charge ratio covenant, the test would not have been satisfied. In the event the Company does not meet such tests, the availability of capital from bank borrowings, including but not limited to the ability to access the Credit Facility, could be adversely affected. The inability to borrow under the Credit Facility could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Capital Requirements

The Company believes that, in order to achieve its long-term expansion objectives and maintain and enhance its competitive position, it will need significant financial resources over the next several years for capital expenditures, including investments in manufacturing capabilities and management information systems, working capital and debt service. The Company has added significant manufacturing capacity and increased capital expenditures since 1995. More recently, the Company completed a significant expansion of the Penang, Malaysia operations (September 1999) and leased a new facility in Monterrey, Mexico (October 1999). The Company anticipates that its level of capital expenditures in fiscal 2000 will decline substantially from fiscal 1999. The Company intends to re-deploy certain of its equipment from the North American and/or Belgium operations to Malaysia and Mexico. As overall expansion continues, the Company will focus its capital expeditures on the equipment necessary to support new product production, and the technologies and/or equipment necessary to increase the performance and the cost efficiency of its manufacturing operations. The precise amount and timing of the Company's future funding needs cannot be determined at this time and will depend upon a number of factors, including the demand for the Company's services and the Company's management of its working capital. The Company may not be able to obtain additional financing on acceptable terms or at all. If the Company is unable to obtain sufficient capital, it could be required to reduce or delay its capital expenditures and facilities expansion, which could materially adversely affect the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

Customer Concentration; Dependence on Certain Industries

At any given time, certain customers may account for significant portions of the Company's net sales. For fiscal 1999, approximately 83% of net sales were derived from networking and telecommunications customers. For fiscal 1999, the Company's ten largest customers accounted for approximately 86.2% of net sales. The Company's top two customers accounted for approximately 43.5% and 18.2% of net sales for fiscal 1999. In addition, the Company has another major customer that operates under a consignment manufacturing model and, while sales are less than 10% of total revenue, the customer makes an important contribution to the Company's overall financial performance. Decreases in sales to or margins with these or any other key customers could have a material adverse effect on the Company's business, financial condition and results of operations.

During the fourth quarter of fiscal 1999, the Company and Fore Systems reached a decision to reduce the scope of their relationship. The Company will continue to provide manufacturing services to support certain more mature programs, but transition support of certain other programs. While the timing and financial impact of such transition is not yet certain, the Company anticipates that it may experience a negative impact to its profitability if and to the extent it is unable to replace this business in a timely manner.

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

In addition, the Company is dependent upon the continued growth, viability and financial stability of its OEM customers, which are in turn substantially dependent on the growth of the networking, telecommunications, computer systems and other industries. These industries are subject to rapid technological change, product obsolescence and price competition. In addition, many of the Company's customers in these industries are affected by general economic conditions. These and other competitive factors affecting the networking, telecommunications and computer system industries in general, and the Company's OEM customers in particular, could have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, any further volatility in the market for DRAM components could have a material adverse effect on MTI, which has historically been one of the Company's major customers, and consequently the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations."

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

In addition, customer orders can be canceled and volume levels can be changed or delayed. From time to time, some of the Company's customers have terminated their manufacturing arrangements with the Company, and other customers have reduced or delayed the volume of design and manufacturing services performed by the Company. Resolving customer obligations due to program or relationship termination and the replacement of canceled, delayed or reduced contracts with new business cannot be assured. Termination of a manufacturing relationship or changes, reductions or delays in orders could have a material adverse effect on the Company's business, financial condition and results of operations. See "Certain Factors - Customer Concentration; Dependence on Certain Industries."

Management of Growth

In September 1999, the Company completed a significant expansion of the Penang, Malaysia operations and leased a facility in Monterrey, Mexico. Continued expansion has caused, and will continue to cause, strain on the Company's infrastructure, including its managerial, technical, financial, information systems and other resources. To manage further growth, the Company must continue to enhance financial and operational controls, develop or hire additional executive officers and other qualified personnel. Continued growth will also require increased investments to add manufacturing capacity and to enhance management information systems. See "Certain Factors--Baan Implementation." There can be no assurance that the Company will be able to scale its internal infrastructure and other resources to effectively manage growth and the failure to do so could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Dependence on Key Personnel

The Company's continued success depends to a large extent upon the efforts and abilities of key managerial and technical employees. The Company's business will also depend upon its ability to continue to attract and retain qualified employees. Although the Company has been successful in attracting and retaining key managerial and technical employees to date, the loss of services of certain key employees or the Company's failure to continue to attract and retain other key managerial and technical employees could have a material adverse effect on the Company's business, financial condition and results of operations.

Competition

The electronics manufacturing services industry is intensely competitive and subject to rapid change, and includes numerous regional, national and international companies, a number of which have greater revenue than the Company. The Company believes that the primary competitive factors in its targeted markets are manufacturing technology, product quality, responsiveness and flexibility, consistency of performance, range of services provided, the location of facilities and price. To be competitive, the Company must provide technologically advanced manufacturing services, high quality products, flexible production schedules and reliable delivery of finished products on a timely and price competitive basis. Failure to satisfy any of the foregoing requirements could materially and adversely affect the Company's competitive position. The Company competes directly with a number of EMS firms, including Celestica International Holdings Inc., Flextronics International, Ltd., Jabil Circuits, Inc., SCI Systems, Inc., Sanmina Corporation, and Solectron Corporation. The Company also faces indirect competition from the captive manufacturing operations of its current and prospective customers, which continually evaluate the merits of manufacturing products internally rather than using the services of EMS providers. Many of the Company's competitors have more geographically diversified manufacturing facilities, international procurement capabilities, research and development and capital and marketing resources than the Company. In addition, the Company may be at a competitive disadvantage because some of the Company's competitors are less financially leveraged, resulting in, among other things, greater operational and financial flexibility for such competitors. See "Certain Factors--High Level of Indebtedness; Ability to Service Indebtedness and Satisfy Preferred Stock Dividend Requirements." In recent years, the EMS industry has attracted new entrants, including large OEMs with excess manufacturing capacity, and many existing participants have substantially expanded their manufacturing capacity by expanding their facilities through both internal expansion and acquisitions. In the event of a decrease in overall demand for EMS services, this increased capacity could result in substantial pricing pressures, which could have a material adverse effect on the Company's business, financial condition and results of operations.

International Operations

The Company currently offers EMS capabilities in North America, Asia and Europe. Commencing in early calendar 2000, the Company will also have EMS capabilities in Mexico. Management believes that the percentage of the Company's revenue derived from international sales will increase in the future as international OEMs look for low-cost solutions for their more mature and price sensitive products and seek manufacturing near the markets where their products will be sold and distributed. In fiscal 1999, net sales attributable to foreign operations totaled $36.0 million or 8.3% of total net sales. The Company may be affected by economic and political conditions in each of the countries in which it operates and certain other risks of doing business abroad, including fluctuations in the value of currencies, import duties, changes to import and export regulations (including quotas), possible restrictions on the transfer of funds, employee turnover, labor or civil unrest, long payment cycles, greater difficulty in collecting accounts receivable, the burdens, cost and risk of compliance with a variety of foreign laws, and, in certain parts of the world, political and economic instability. In addition, the attractiveness of the Company's services to its United States customers is affected by United States trade policies, such as "most favored nation" status and trade preferences, which are reviewed periodically by the United States government. Changes in policies by the United States or foreign governments could result in, for example, increased duties, higher taxation, currency conversion limitations, hostility toward United States-owned operations, limitations on imports or exports, or the expropriation of private enterprises, any of which could have a material adverse effect on the Company's business, financial condition or results of operations. The Company's Belgian operations are subject to labor union agreements covering managerial, supervisory and production employees, which set standards for, among other things, the maximum number of working hours and minimum compensation levels. In addition, economic considerations may make it difficult for the Company to compete effectively compared to other lower cost European locations. The Company's Malaysian operations and assets are subject to significant political, economic, legal and other uncertainties customary for businesses located in Malaysia.

The Company's international operations are based in Belgium and Malaysia. Commencing in early calendar year 2000, the Company will also have operations in Mexico. The functional currencies of the Company's international operations are the Belgian Franc and the Malaysian Ringgit. The Company's financial performance may be adversely impacted by changes in exchange rates between these currencies and the U.S. dollar. Fixed assets for the Belgian and Malaysian operations are denominated in each entity's functional currency and translation gains or losses will occur as the exchange rate between the local functional currency and the U.S. dollar fluctuates on each balance sheet reporting date The Company's cumulative translation losses as of September 2, 1999, were $0.0 million and $2.2 million for the Belgian and Malaysian operations, respectively. The Company's investment in Malaysia is long-term in nature and, therefore, the translations adjustments are shown as a separate component of shareholders' equity and do not effect the Company's net income. An additional risk is that certain working capital accounts such as accounts receivable and accounts payable are denominated in currencies other than the functional currency and may give rise to exchange gains or losses upon settlement or at the end of any financial reporting period. Sales in currencies other than the functional currency were approximately 1.4% and 6.1% of consolidated sales for the fiscal year ended September 2, 1999 for Belgium and Malaysia, respectively. The Company's transaction losses for the fiscal year ended September 2, 1999 were $0.5 million for the Belgian operations. There were no transaction gains or losses for the Malaysian operation in fiscal 1999. In fiscal 1998, the exchange rate between the Malaysian Ringgit and U.S. dollar had been extremely volatile. In September 1998, the Malaysian government imposed currency control measures which, among other things, fixed the exchange rate between the United States dollar and the Malaysian Ringgit. The Company attempts to minimize the impact of exchange rate volatility by entering into U.S. dollar denominated transactions whenever possible for purchases of raw materials and capital equipment and by keeping minimal cash balances of foreign currencies. Direct labor, manufacturing overhead, and selling, general and administrative costs of the international operations are also denominated in the local currencies. Transaction losses are reflected in the Company's net income. As exchange rates fluctuate, the Company will continue to experience translation and transaction adjustments related to its investments in Belgium and Malaysia which could have a material and adverse effect on the Company's business, financial condition and results of operations.

ERP System Implementation

In October 1997, the Company began implementation of ERP software provided by Baan U.S.A., Inc. (the "BaaN ERP System") to, among other things, accommodate the future growth and requirements of the Company. The Company's selection of the BaaN ERP System was based upon a number of items it deemed critical, and included among other things, multi-site and foreign currency capabilities, 7x24 hour system availability, enhanced customer communications, end-order fulfillment and other mix mode manufacturing support and year 2000 compliance. The Company substantially completed implementation of this software in its North American operations late in the third quarter of fiscal 1999 and in its Malaysian operation in the fourth quarter of fiscal 1999, with completion scheduled for the Belgian operation in late 1999. While the Company believes the ERP implementation has been successful, the Company has encountered certain operational issues and will be required to enhance and optimize the system.

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

Effect of Recently Issued Accounting Standards

In March 1998, the Accounting Standards Executive Committee (AcSEC) issued Statement of Accounting Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." See Note 1 of Notes to Consolidated Financial Statements included in "Item 8 -- Financial Statements and Supplementary Data."

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." See Note 1 of Notes to Consolidated Financial Statements included in "Item 8 -- Financial Statements and Supplementary Data."

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has $145 million in Fixed Rate Notes and $30 million in Floating Rate Notes. The Company's Floating Rate Notes and Credit Facility are floating interest rate borrowings and are subject to periodic adjustments. As interest rates fluctuate the Company may experience interest expense increases that may materially impact financial results. For example, if interest rates were to increase or decrease by 1% the result would be an annual increase or decrease of $300,000 to interest expense, with respect to the Floating Rate Notes.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Page
Consolidated Financial Statements:
Independent Auditors' Report and Report of Independent Accountants	20

Consolidated Balance Sheets as of September 2, 1999 and September 3, 1998	22

Consolidated Statements of Operations for the Fiscal Years Ended
September 2, 1999, September 3, 1998 and August 28, 1997	23

Consolidated Statements of Shareholders' Equity for the Fiscal Years
Ended September 2, 1999, September 3, 1998 and August 28, 1997	24

Consolidated Statements of Cash Flows for the Fiscal Years Ended
September 2, 1999, September 3, 1998 and August 28, 1997	27

Notes to Consolidated Financial Statements	28

Financial Statement Schedule:
Schedule II - Valuation and Qualifying Accounts for the Fiscal Years
September 2, 1999, September 3, 1998 and August 28, 1997	41

INDEPENDENT AUDITORS' REPORT

The Shareholders and Board of Directors

MCMS, Inc.

We have audited the accompanying consolidated balance sheets of MCMS, Inc. and subsidiaries as of September 2, 1999 and September 3, 1998, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the years then ended. In connection with our audits of the consolidated financial statements, we also audited the financial statement schedule as listed in the accompanying index as of and for the years ended September 2, 1999 and September 3, 1998. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MCMS, Inc. and subsidiaries as of September 2, 1999 and September 3, 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Denver, Colorado
October 15, 1999

REPORT OF INDEPENDENT ACCOUNTANTS

The Shareholder and Board of Directors
Micron Custom Manufacturing Services, Inc.

We have audited the accompanying consolidated statements of operations, shareholder's equity and cash flows of Micron Custom Manufacturing Services, Inc. and its subsidiaries for the year ended August 28, 1997, which financial statements are included in the accompanying index. We have also audited the financial statement schedule listed in the accompanying index for the year ended August 28, 1997. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We have not audited the consolidated financial statements of Micron Custom Manufacturing Services, Inc. and its subsidiaries for any period subsequent to August 28, 1997.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Micron Custom Manufacturing Services, Inc., and its subsidiaries for the year ended August 28, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

Coopers & Lybrand L.L.P.

Boise, Idaho
October 29, 1997

MCMS, INC. CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
	September 2,	September 3,
As of	1999	1998
ASSETS
Current Assets
Cash and cash equivalents	$ -	$ 7,542
Trade accounts receivable, net of allowances for doubtful accounts of $258 and $97	48,489	34,231
Receivable from affiliates	980	2,096
Inventories	43,975	29,816
Deferred income taxes	344	1,255
Other current assets	626	356
Total current assets	94,414	75,296
Property, plant and equipment, net	64,618	62,106
Other assets	7,510	7,650
Total assets	$ 166,542	$ 145,052
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Current portion of long-term debt	$ 322	$ 420
Accounts payable and accrued expenses	56,578	44,433
Payable to affiliates	777	775
Interest payable	334	197
Total current liabilities	58,011	45,825
Long-term debt, net of current portion	206,957	184,737
Deferred income taxes	-	1,286
Other liabilities	2,804	580
Total liabilities	267,772	232,428

Redeemable preferred stock, no par value, 750,000 shares authorized; 301,179 and 266,313 shares issued and outstanding, respectively; mandatory redemption value of $30.1 and $26.6 million, respectively	29,267	25,675
SHAREHOLDERS' DEFICIT
Series A convertible preferred stock, par value $0.001 per share, 6,000,000 shares authorized; 3,261,177 shares issued; aggregate liquidation preference of $36,949,135	3	3
Series B convertible preferred stock, par value $0.001 per share, 6,000,000 shares authorized; 863,823 shares issued; aggregate liquidation preference of $9,787,115	1	1
Series C convertible preferred stock, par value $0.001 per share, 1,000,000 shares authorized; 874,999 shares issued and outstanding; aggregate liquidation preference of $9,913,739	1	1
Class A common stock, par value $0.001 per share, 30,000,000 shares authorized; 3,296,490 and 3,261,177 shares issued, respectively	3	3
Class B common stock, par value $0.001 per share, 12,000,000 shares authorized; 863,823 shares issued and outstanding	1	1
Class C common stock, par value $0.001 per share, 2,000,000 shares authorized; 874,999 shares issued and outstanding	1	1
Additional paid-in capital	59,806	63,318
Accumulated other comprehensive loss	(2,207)	(2,270)
Deficit	(188,056)	(174,109)
Less treasury stock at cost:
Series A convertible preferred stock, 3,676 shares in 1999	(42)	-
Class A common stock, 3,676 shares in 1999	(8)	-
Total shareholders' deficit	(130,497)	(113,051)
Total liabilities and shareholders' deficit	$ 166,542	$ 145,052

See accompanying notes to consolidated financial statements.

MCMS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

Fiscal year ended	September 2, 1999	September 3, 1998	August 28, 1997

Net sales	$ 432,715	$ 333,920	$ 292,379
Cost of goods sold	407,354	303,251	258,982

Gross profit	25,361	30,669	33,397

Selling, general and administrative expenses	22,491	15,798	12,560

Income from operations	2,870	14,871	20,837

Other expense (income):
Interest expense (income), net	19,652	9,212	(380)
Transaction expenses	45	8,398	-

Income (loss) before taxes and extraordinary item	(16,827)	(2,739)	21,217

Income tax provision (benefit)	(3,497)	(930)	8,465

Income (loss) before extraordinary item
	(13,330)	(1,809)	12,752
Extraordinary item - loss on early extinguishment of debt, net of income tax benefit of $403	(617)	-	-

Net income (loss)	(13,947)	(1,809)	12,752

Redeemable preferred stock dividends
and accretion of preferred stock discount	(3,592)	(1,650)	-

Net income (loss) to common stockholders	$ (17,539)	$ (3,459)	$ 12,752

Net income (loss) per common share - basic and diluted:
Income (loss) before extraordinary item	$ (3.38)	$ (1.36)	$ 12,752
Extraordinary item	(.12)	-	-

Net income (loss) per common share	$ (3.50)	$ (1.36)	$ 12,572

Weighted average common shares outstanding - basic and diluted:	5,008,598	2,534,183	1,000

See accompanying notes to consolidated financial statements.

MCMS, INC. CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) (DOLLARS IN THOUSANDS)

PREFERRED STOCK
	SERIES A ($0.001 PAR)		SERIES B ($0.001 PAR)		SERIES C ($0.001 PAR)
	Shares	Amount	Shares	Amount	Shares	Amount

Balance as of August 29, 1996	-	$ -	-	$ -	-	$ -
Comprehensive Income:
Net income	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-
Comprehensive income	-	-	-	-	-	-
Capital contribution	-	-	-	-	-	-

Balance as of August 28, 1997	-	-	-	-	-	-
Comprehensive Income:
Net loss	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-
Comprehensive loss	-	-	-	-	-	-
Capital contribution	-	-	-	-	-	-
Redemption of common stock and recapitalization	500,000	1	-	-	-	-
Issuance of Series A and B and C preferred stock	2,761,177	2	863,823	1	874,999	1
Issuance of Class A and B and C common stock	-	-	-	-	-	-
Preferred stock dividends	-	-	-	-	-	-

Balance as of September 3, 1998	3,261,177	3	863,823	1	874,999	1
Comprehensive Income:
Net loss	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-
Comprehensive loss	-	-	-	-	-	-
Issuance of Class A common stock	-	-	-	-	-	-
Treasury stock purchases	-	-	-	-	-	-
Preferred stock dividends	-	-	-	-	-	-
Accretion of preferred stock discount	-	-	-	-	-	-

Balance as of September 2, 1999	3,261,177	$ 3	863,823	$ 1	874,999	$ 1

See accompanying notes to consolidated financial statements.

MCMS, INC. CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) (DOLLARS IN THOUSANDS)

COMMON STOCK
	($0.001 PAR)		CLASS A ($0.001 PAR)		CLASS B ($0.001 PAR)		CLASS C ($0.001 PAR)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance as of August 29, 1996	1,000	$ -	-	$ -	-	$ -	-	$ -
Comprehensive Income:
Net income	-	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	-
Comprehensive income	-	-	-	-	-	-	-	-
Capital contribution	-	-	-	-	-	-	-	-

Balance as of August 28, 1997	1,000	-	-	-	-	-	-	-
Comprehensive Income:
Net loss	-	-	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	-
Comprehensive loss	-	-	-	-	-	-	-	-
Capital contribution	-	-	-	-	-	-	-	-
Redemption of common stock and recapitalization	(1,000)	-	500,000	1	-	-	-	-
Issuance of Series A and B and C preferred stock	-	-	-	-	-	-	-	-
Issuance of Class A and B and C common stock	-	-	2,761,177	2	863,823	1	874,999	1
Preferred stock dividends	-	-	-	-	-	-	-	-

Balance as of September 3, 1998	-	-	3,261,177	3	863,823	1	874,999	1
Comprehensive Income:
Net loss	-	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	-
Comprehensive loss	-	-	-	-	-	-	-	-
Issuance of Class A common stock	-	-	35,313	-	-	-	-	-
Treasury stock purchases	-	-	-	-	-	-	-	-
Preferred stock dividends	-	-	-	-	-	-	-	-
Accretion of preferred stock discount	-	-	-	-	-	-	-	-

Balance as of September 2, 1999	-	$ -	3,296,490	$ 3	863,823	$ 1	874,999	$ 1

See accompanying notes to consolidated financial statements.

MCMS, INC. CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) (DOLLARS IN THOUSANDS)
	ADDITIONAL PAID-IN CAPITAL	ACCUMLATED OTHER COMPREHENSIVE LOSS	RETAINED EARNINGS (DEFICIT)	TREASURY SHARES	TOTAL SHAREHOLDERS' EQUITY (DEFICIT)
Balance as of August 29, 1996	$ 35,625	$ -	$ 30,256	$ -	$ 65,881
Comprehensive Income:
Net income	-	-	12,752	-	12,752
Foreign currency translation adjustment	-	(630)	-	-	(630)
Comprehensive income					12,122
Capital contribution	188	-	-	-	188

Balance as of August 28, 1997	35,813	(630)	43,008	-	78,191
Comprehensive Income:
Net loss	-	-	(1,809)	-	(1,809)
Foreign currency translation adjustment	-	(1,640)	-	-	(1,640)
Comprehensive loss					(3,449)
Capital contribution	1,786	-	-	-	1,786
Redemption of common stock and recapitalization	(33,841)	-	(215,308)	-	(249,147)
Issuance of Series A and B and C preferred stock	50,996	-	-	-	51,000
Issuance of Class A and B and C common stock	10,196	-	-	-	10,200
Preferred stock dividends	(1,632)	-	-	-	(1,632)

Balance as of September 3, 1998	63,318	(2,270)	(174,109)	-	(113,051)
Comprehensive Income:
Net loss	-	-	(13,947)	-	(13,947)
Foreign currency translation adjustment	-	63	-	-	63
Comprehensive loss					(13,884)
Issuance of Class A common stock	80	-	-	-	80
Treasury stock purchases	-	-	-	(50)	(50)
Preferred stock dividends	(3,509)	-	-	-	(3,509)
Accretion of preferred stock discount	(83)	-	-	-	(83)

Balance as of September 2, 1999	$ 59,806	$ (2,207)	$(188,056)	$ (50)	$(130,497)

See accompanying notes to consolidated financial statements.

MCMS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)
Fiscal year ended	September 2, 1999	September 3, 1998	August 28, 1997
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(13,947)	$ (1,809)	$ 12,752
Adjustments to reconcile net income (loss) to net cash provided by
(used for) operating activities:
Depreciation and amortization	16,016	12,918	8,819
Loss (gain) on sale of property, plant and equipment	11	(90)	(72)
Write-off of deferred loan costs	617	206	-
Changes in operating assets and liabilities:
Receivables, net	(13,481)	419	(5,498)
Inventories	(14,168)	(12,301)	3,881
Other assets	(1,075)	(855)	-
Accounts payable and accrued expenses	12,841	5,372	(2,173)
Interest payable	137	-	-
Deferred income taxes	(315)	(2,577)	2,886
Other liabilities	2,360	80	128
Net cash provided by (used for) operating activities	(11,004)	1,363	20,723
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(17,111)	(20,111)	(24,120)
Proceeds from sales of property, plant and equipment	26	359	151
Net cash used by investing activities	(17,085)	(19,752)	(23,969)
CASH FLOWS FROM FINANCING ACTIVITIES
Capital contributions	80	1,786	-
Repurchase of common stock and recapitalization	-	(249,147)	-
Proceeds from issuance of common stock	-	10,200	-
Proceeds from issuance of convertible preferred stock	-	51,000	-
Proceeds from issuance of redeemable preferred stock	-	24,000	-
Proceeds from borrowings	31,915	186,500	12,300
Repayments of debt	(10,169)	(3,964)	(11,487)
Payment of deferred debt issuance costs	(1,272)	(7,867)	-
Purchase of treasury shares	(50)	-	-
Other	(2)	-	(221)
Net cash provided by financing activities	20,502	12,508	592

Effect of exchange rate changes on cash and cash equivalents	45	(213)	-
Net decrease in cash and cash equivalents	(7,542)	(6,094)	(2,654)

Cash and cash equivalents at beginning of period	7,542	13,636	16,290
Cash and cash equivalents at end of period	$ -	$ 7,542	$ 13,636

SUPPLEMENTAL DISCLOSURES
Income taxes paid	$ -	$ 792	$ 9,962
Interest paid, net of amounts capitalized	18,717	9,023	21
Noncash investing and financing activities:
Preferred stock dividend paid in-kind	3,508	1,633
Foreign currency translation adjustment	(63)	1,640	630
Contracts payable and/or notes payable incurred for insurance contract in 1999 and capitalized software in 1998	376	1,659	-

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(TABULAR DOLLAR AMOUNTS IN THOUSANDS)

Note 1. Significant Accounting Policies

Business: MCMS, Inc., (the "Company"), is an electronics manufacturing services provider serving original equipment manufacturers ("OEMs"). The Company provides product design and prototype manufacturing; materials procurement and inventory management; the manufacture and testing of printed circuit board assemblies ('PCBAs"), memory modules and systems; quality assurance; and end-order fulfillment. The Company markets and sells products and manufacturing services primarily to original equipment manufacturers in diverse electronic industries including networking, telecommunications, computers systems and other fast growing sectors of the electronics industry. The Company operates two sites in the United States, one site in Asia and one site in Europe.

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

Basis of presentation: The financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated. The Company's fiscal year is the 52 or 53 week period ending on the Thursday closest to August 31. As of September 2, 1999 the Company was approximately 10% owned by MEIC which is indirectly majority owned by Micron Technology, Inc. ("MTI").

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

Earnings (loss) per share: Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed using the weighted average number of common and common stock equivalent shares outstanding. Common stock equivalent shares result from the assumed exercise of outstanding stock options and affect earnings (loss) per share when they have a dilutive effect. The effect of potentially dilutive common stock equivalent was antidilutive in fiscal 1999, 1998 and 1997.

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

Financial instruments: The Company invests it excess cash in overnight repurchase agreements consisting of treasuries and government agency securities.

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and trade accounts receivable. A concentration of credit risk may exist with respect to trade receivables, as many of the Company's customers are affiliated with the networking, telecommunications and computer systems industries. The Company performs ongoing credit evaluations on its customers and generally does not require collateral. Historically, the Company has not experienced significant losses related to receivables from individual customers or groups of customers in any particular industry or geographic area.

The amounts reported as cash equivalents, receivables, other assets and accounts payable and accrued expenses and debt are considered by the Company to be reasonable approximations of their fair values, based on market information available to management as of September 2, 1999

Inventories: Inventories are stated at the lower of cost or market.

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

Comprehensive income (loss): The Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" in the fiscal year ended 1999. SFAS 130 establishes new rules for the reporting of comprehensive income and its components; however the adoption of this statement had no impact on the Company's current or previously reported net income (loss) or stockholders' equity. SFAS 130 requires the display and reporting of comprehensive income (loss) which, in general, includes all changes in stockholders' equity with the exception of stock transaction activity. Comprehensive income (loss) for the Company includes net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) for the Company consists only of foreign currency translation adjustments.

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

Foreign currency translation: The functional currency of the Company's international subsidiaries are the Malaysian Ringgit and the Belgian Franc. Financial statements of the international subsidiaries are translated into U.S. dollars for consolidated financial reporting using the exchange rate in effect at each balance sheet date for assets and liabilities. The resulting translation adjustments are recorded as other comprehensive income (loss) and, accordingly, have no effect on net income (loss). Revenues, expenses, gains and losses are translated using a weighted-average exchange rate for each period. Transaction gains and losses are included in the determination of consolidated net income. For the fiscal years ended September 2, 1999, September 3, 1998 and August 28, 1997, the Company incurred net transaction gains (losses) of ($529,000), $151,000 and $159,000, respectively.

Segment information: Effective in the fourth quarter of fiscal year 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 supercedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise", replacing the "industry segment" approach with the "management" approach. The management approach designates the internal reporting that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS 131 did not affect the consolidated financial position or results of operations of the Company, but did affect its disclosure of segment information (Note 15).

Recently issued accounting standards: In March 1998, the Accounting Standards Executive Committee (AcSEC) issued Statement of Accounting Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which is effective for fiscal years beginning after December 15, 1998. Under this SOP, companies are required to capitalize certain costs of computer software developed for internal-use, provided that those costs are not research and development. The adoption of this SOP is not expected to have a material impact on the Company's consolidated financial statements.

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The adoption of SFAS No. 133 is not expected to have a material impact on the Company's consolidated financial statements.

Note 2. Inventories
	September 2, 1999	September 3, 1998
Raw materials ............................................................................	$ 30,168	$ 18,126
Work in progress .......................................................................	12,453	11,020
Finished goods ..........................................................................	1,354	670

	$ 43,975	$ 29,816

Note 3. Property, Plant and Equipment
	September 2, 1999	September 3, 1998
Land ......................................................................................	$ 1,295	$ 1,320
Buildings .................................................................................	29,989	29,490
Equipment and software ...............................................................	74,817	57,820
Construction in progress ...............................................................	2,010	4,556

	108,111	93,186
Less accumulated depreciation and amortization ...................................	(43,493)	(31,080)

	$ 64,618	$ 62,106

Note 4. Other Assets
	September 2, 1999	September 3, 1998
Deferred financing costs ...............................................................	$ 6,922	$ 7,554
Deferred income taxes .....................................................................................	343	-
Equipment deposits ....................................................................	106	-
Deferred patent costs ..................................................................	139	96

	$ 7,510	$ 7,650

Note 5. Accounts Payable and Accrued Expenses
	September 2, 1999	September 3, 1998
Trade accounts payable ...............................................................	$ 51,562	$ 39,152
Short-term equipment contracts ......................................................	181	543
Salaries, wages, and benefits ..........................................................	4,579	3,619
Other .....................................................................................	256	1,119

	$ 56,578	$ 44,433

Note 6. Debt
	September 2, 1999	September 3, 1998

Revolving loan, maturities at the Company's option to February 26, 2003, interest due quarterly, interest rates ranging from 8.38% to 10.75% (8.38% at September 3, 1998)	$ -	$ 9,500

Senior credit facility, principal payments at the Company's option to February 26, 2004, interest due monthly, interest rates ranging from 7.44% to 8.25% (7.8% weighted average at September 2, 1999)	28,893	-
Senior equipment loan facility, principal payments at the Company's option to February 26, 2004, interest due monthly, 8.5% weighted average interest at September 2, 1999	3,022	-

Senior subordinated notes (the "Fixed Rate Notes"), unsecured, interest at 9.75% due semiannually, matures on March 1, 2008	145,000	145,000
Floating interest rate subordinated term securities, (the "Floating Rate Notes"), unsecured, interest due semiannually, matures on March 1, 2008, variable interest rate equal to LIBOR plus 4.63% (10.52% and 10.22% at September 2, 1999 and September 3, 1998, respectively)	30,000	30,000
Other notes payable, due in varying installments through October 1, 2000, interest rates of 3.51%	364	657
Total debt	207,279	185,157
Less current portion	(322)	(420)

Long-term debt, net of current portion	$ 206,957	$ 184,737

Maturities of debt as of September 2, 1999 are as follows:

Fiscal year
2000 ...................................................................	$ 322
2001 .....................................................................	42
2002 .................................................................	-
2003 .....................................................................	-
2004 and thereafter ................................................................	206,915

$ 207,279

On February 26, 1999, the Company entered into a $60 million. Credit Facility (the "Credit Facility") which matures on February 26, 2004. The Credit Facility includes a $10 million facility restricted to the purchase of qualifying equipment and a $50 million revolving credit facility. Amounts outstanding under the equipment loan facility bear interest at the lesser of the applicable Alternate Base Rate plus 0.25% or the Eurodollar Rate plus 2.50%, as defined in the agreement, and borrowings are limited to the first three loan years. Amounts outstanding under the revolving credit facility bear interest at the lower of the applicable Alternate Base Rate or Eurodollar Rate plus 2.25%. Amounts available to borrow under the revolving credit facility vary depending on accounts receivable and inventory balances, which serve as collateral along with substantially all of the other assets of the Company. The Credit Facility includes a quarterly commitment fee of 0.375% per annum based upon the average unused portion and contains customary covenants such as restrictions on capital expenditures, additional indebtedness and the payment of dividends. In particular, the Credit Facility contains a covenant requiring that the Company maintain a fixed charge ratio of not less than 1.0 to 1.0, provided, however, that this fixed charge ratio covenant will not be applied to any fiscal quarter during the term as long as the Company maintains at all times undrawn availability of more than $10 million. In addition, if at any time undrawn availability is less than $10 million, the fixed charge ratio will be applied to the immediately preceding month with respect to the twelve months then ended. The Credit Facility also contains customary events of default. Any default under the Credit Facility could result in default of the Notes and Redeemable Preferred Stock, as defined below.

On July 13, 1999, the Company amended the Credit Facility. The amendment adds existing equipment to the borrowing base, modifies the inventory advance rates, raises the maximum amount available to borrow based on inventory collateral, and allows the full amount of the credit facility to be drawn without triggering the fixed charge ratio covenant if adequate collateral is available. On September 2, 1999, the Company had approximately $20.0 million available to borrow under the Credit Facility without triggering the fixed charge ratio covenant, and $7.0 million available to borrow under the equipment loan facility, respectively. As of September 2, 1999, had the Company consumed its adjusted availability and been required to test the fixed charge ratio covenant, the tested would not have been satisfied.

The Fixed Rate Notes are redeemable at the Company's option, in whole any time or in part from time to time, on and after March 1, 2003, upon not less than 30 nor more than 60 days notice. At any time, or from time to time, on or prior to March 1, 2001, the Company may use the net cash proceeds of one or more Public Equity Offerings to redeem the Fixed Rate Notes at a redemption price equal to 109.750% of the principal amount thereof if certain restrictions regarding principal amount and additional fixed rate notes are met. The redemption rate, if redeemed during the twelve month period commencing on March 1, decreases from 104.875% in 2003 to 100.000% in 2006 and thereafter (expressed as percentages of the principal amount thereof).

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

On February 26, 1998, the Company entered into a $40,000,000 Revolving Credit Facility (the "Revolving Facility") with various lending institutions. Amounts outstanding bore interest at the lesser of the applicable Eurodollar Rate plus 2.75% or the Base Rate plus 1.75%, as defined in the Revolving Facility (8.38% as of September 3, 1998). The Company was required to pay a commitment fee of 0.5% per annum based upon the average unused portion. The Base rate was adjusted periodically depending on the Company's financial performance as measured each fiscal quarter. As of September 3, 1998, $9,500,000 was outstanding under the Revolving Facility. Upon establishing the Credit Facility, the Company paid off the outstanding balance and cancelled the Revolving Credit Facility. The Company incurred an extraordinary loss of $617,000, net of tax, resulting from the write-off of deferred financing costs related to the early retirement of the Revolving Credit Facility.

Interest expense is net of interest income of $185,000 and $549,000 in the fiscal years ended September 2, 1999 and September 3, 1998, respectively. Interest income is net of $65,000 of interest expense in the fiscal year ended and August 28, 1997. Construction period interest of $88,000, $34,000 and $228,000 was capitalized in fiscal years ended September 2, 1999, September 3, 1998 and August 28, 1997, respectively.

Note 7. Redeemable Preferred Stock

The Redeemable Preferred Stock is redeemable at the Company's option, in whole or in part, at any time on or after March 1, 2003. The redemption rate, if redeemed during the twelve month period commencing on March 1, decreases from 106.25% in 2003 to 100.00% in 2006 and thereafter (expressed in percentages of the liquidation preference). At any time, or from time to time, prior to March 1, 2001, the Company may use the net cash proceeds of one or more Public Equity Offerings to redeem the preferred stock at a redemption price of 112.50% of the then effective liquidation preference thereof plus, without duplication, an amount equal to all accumulated and unpaid dividends to the redemption date including an amount equal to the prorated dividend for the period from the dividend payment date immediately prior to the redemption date to the redemption date.

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

The Redeemable Preferred Stock, subject to certain restrictions, is exchangeable for the Exchange Debentures at the option of the Company on any dividend payment date on or after the issue date. The Redeemable Preferred Stock has liquidation preferences over Common Stock and has a liquidation value of $100 per share plus cumulative unpaid dividends thereon. Redeemable Preferred Stockholders are entitled to a cumulative 12 1/2% annual dividend based upon the liquidation preference per share of Redeemable Preferred Stock, payable quarterly. In each of the Company's quarterly periods in fiscal 1999 and on June 1, 1998 and September 1, 1998, the Company elected to pay such dividends in kind.

Accrued dividends on the Redeemable Preferred Stock are payable upon certain defined events which include: any voluntary or involuntary liquidation, dissolution or winding up of the Company. At the Company's option, dividends may be paid either in cash or by the issuance of additional shares of Redeemable Preferred Stock with a liquidation preference equal to the amount of such dividends through March 1, 2003, thereafter, dividends will be payable in cash. All dividends are cumulative, whether or not earned or declared, on a daily basis from February 26, 1998 and compound on a quarterly basis. Dividends on the Redeemable Preferred Stock are accrued monthly to the liquidation preference amount by charges to additional paid-in capital for dividends expected to be paid by issuing additional shares of Redeemable Preferred Stock. The holders of Redeemable Preferred Stock are not entitled to vote on any matter required or permitted to be voted upon by the shareholders of the Company.

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

Holders of Convertible Preferred Stock will be paid dividends, when and if declared by the Company, on each share of Convertible Preferred Stock on the liquidation value per share plus all declared and unpaid dividends. Such dividends shall not be cumulative. Holders of Convertible Preferred Stock will participate together with the shares of Common Stock as if such shares of Convertible Preferred Stock had been converted into shares of Common Stock.

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

Note 9. Transaction Expenses

Transaction expenses associated with the Recapitalization Agreement consisted of the following:

Transaction agreement fee (note 12) ..............................	$ 2,710
Bank fees .............................................................	2,150
Termination agreements ...........................................	1,400
MEI/MTI stock option buyback .............................	698
Other ..................................................................	1,440
$ 8,398

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

MEI's 1995 Employee Stock Purchase Plan allowed eligible employees of both MEI and the Company to purchase shares of MEI common stock through payroll deductions. The shares could be purchased for 85% of the lower of the beginning or ending fair market value of each six month offering period and were restricted from resale for a period of one year from the date of purchase. Purchases were limited to 20% of an employee's eligible compensation. A total of 2,500,000 shares of MEI common stock were reserved for issuance under the plan, of which approximately 271,000 shares had been issued to employees of both MEI and the Company as of August 28, 1997.

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

Option activity for the Company's portion of MEI's option plan is summarized as follows:

Fiscal year ended	August 28, 1997	Weighted Average Price

Outstanding at beginning of year............	379,000	$ 14.14
Granted .........................................	316,000	20.60
Exercised ........................................	(8,000)	14.36
Terminated or canceled .......................	(20,000)	18.18

Outstanding at end of year ...................	667,000	$ 17.08
Exercisable at the end of year ...............	90,000	$ 15.22
Options available for future grants to employees of both MEI and the Company ......................	$1,416,000

The fair value of options at date of grant was estimated using the Black-Scholes options pricing model. The assumptions and resulting fair values at date of grant for options granted during the fiscal year ended August 28, 1997 follow:

	Stock Option Plan Shares	Employee Stock Purchase Plan Shares
Assumptions:
Expected life ................................	3.5 years	0.5 years
Risk-free interest rate.......................	6.2%	5.0%
Expected volatility .........................	70.0%	70.0%
Dividend yield ..............................	0.0%	0.0%

Weighted average fair values:
Exercise price equal to market price ......	$11.00	$ -
Exercise price less than market price .....	$11.78	$ 5.37

In order to provide financial incentives for certain of the Company's or its subsidiaries' senior executives and other employees, the Company's board of directors has adopted the 1998 Stock Option Plan (the "Option Plan") pursuant to which it will be able to grant options to purchase Class A Common to senior executives and other employees of the Company and its subsidiaries. The Plan provides for option grants representing 2,500,000 shares of Common Stock. Under each option grant contemplated under the Plan for certain executive officers, 50% of the options will vest over four years from the date of grant and the other 50% will vest if certain financial performance targets are met or at the end of seven years if such targets are not met and if the grantee has remained continuously employed with the Company. Under each option grant for other key employees, all options will vest over four years from the date of grant. As of September 2, 1999, the Company had 1,378,400 options outstanding under the Plan. Upon an employee's termination with the Company, all of the employee's unvested options will expire, the exercise period of all the employee's vested options will be reduced to a period ending no later than 30 days after such employee's termination, and if such termination occurs prior to an initial public offering of the Company's Class A Common, the Company shall have the right to repurchase at fair market value the Class A Common of the Company held by the employee.

The following table summarizes information about the MCMS stock option activity under the Option Plan as of September 2, 1999:

Fiscal year ended	September 2, 1999	Weighted Average Price	September 3, 1998	Weighted Average Price

Outstanding at beginning of period:	1,060,000	$ 2.27	-	-
Granted ................................	797,500	2.27	1,240,000	$ 2.27
Exercised ...............................	(35,313)	2.27	-	-
Terminated or canceled ..............	(443,787)	2.27	(180,000)	2.27

Outstanding at end of year ..........	1,378,400	$ 2.27	1,060,000	$ 2.27
Exercisable at the end of year ........	164,063	$ 2.27	-
Options available for future grants to employees of the Company .......	1,086,287		1,440,000

The fair value of options outstanding at date of grant was estimated using the Black-Scholes options pricing model. The weighted-average remaining contractual life of the outstanding options was 4.0 years and all outstanding options have an exercise price of $2.27 per share. The assumptions and resulting fair values at date of grant for options granted during the fiscal years ended September 2, 1999 follow:

Fiscal year ended	September 2, 1999	September 3, 1998
Assumptions:
Expected life .................................	4.5 years	4.5 years
Risk-free interest rate ........................	5.90%	6.20%
Expected volatility ........................	0.0%	0.0%
Dividend yield ...............................	0.0%	0.0%

Weighted average fair values:
Exercise price equal to market price .....	$0.49	$0.50

Stock based compensation costs would have increased $118,000, $85,000 and $1,399,000 in fiscal 1999, 1998 and 1997, respectively ($92,000, $52,000 and $841,000, respectively, net of taxes), and pro forma net income (loss) per share would have been ($3.52), ($1.39) and $11,911 in fiscal 1999, 1998 and 1997, respectively, if the fair values of all options granted to the Company's employees had been recognized as a compensation expense on a straight-line basis over the vesting period of the grants. The pro forma effect on net income for the fiscal year ended August 28, 1997 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants prior to the fiscal year ended August 28, 1997. In addition, the pro forma effect on net income for the fiscal year ended September 3, 1998 does not include option grants in prior years due to their termination.

Note 11. Employee Savings Plan

Prior to the Recapitalization, MEI had a 401(k) profit-sharing plan (the "RAM Plan") in which eligible employees of the Company could participate. Under the RAM Plan, which was administered by Micron Technology, Inc. ("MTI"), employees could contribute from 2% to 16% of eligible pay to various savings alternatives. The RAM Plan provided for an annual match by the Company of the first $1,500 of eligible employee contributions, and for additional contributions by the Company based upon MEI's financial performance. In connection with the Recapitalization Agreement the RAM plan was modified to become a multi-employer plan and employees of the Company continued to participate in the RAM plan until July 1, 1998.

On July 1, 1998 the Company established a new 401(k) profit-sharing plan (the "401k Plan") and the account balances for all eligible employees were transferred to this plan. Under the 401k Plan, employees may contribute from 2% to 16% of eligible pay to various savings alternatives. The 401k Plan provides for an annual match by the Company of the first $1,500 of eligible employee contributions, and for additional contributions by the Company and at its option based upon the Company's financial performance. The Company's expense pursuant to these plans was approximately $1,638,000, $1,333,000 and $621,000 in the fiscal years ended September 2, 1999, September 3, 1998 and August 28, 1997, respectively.

Note 12. Transactions with Affiliates and Related Parties

Transactions with MEI and MTI are as follows:
	Fiscal Year Ended
	September 2, 1999	September 3, 1998	August 28, 1997
Net sales ..............................................	$19,419	$27,454	$25,864
Inventory purchases .................................	6,993	8,518	28,076
Administrative services expenses .................	-	1,432	1,938
Property, plant and equipment purchases ........	43	972	1,493
Property, plant and equipment sales ..............	-	264	886
Construction management services ...............	-	-	118
Rental Expense ...................................................	10	-	-
Rental income ........................................	-	357	400

As part of the Recapitalization Agreement, the Company entered into a Transition Services Agreement with both MEI and MTI. Pursuant to the Transition Services Agreement, MTI and MEI agreed to provide a variety of services (including payroll, financial accounting and benefits, among others) for a period of six months after February 26, 1998, except that MTI agreed to provide the Company with services in connection with certain proprietary MTI software for a period of 12 months. As of September 2, 1999, all services under this agreement have been terminated.

As part of the Recapitalization, the Company entered into a Management Services Agreement ("MSA") with Cornerstone Equity Investors ("CEI"), the primary stockholder, pursuant to which CEI agrees to provide general management services. The MSA has an initial term of five years, subject to automatic one-year extensions unless the Company or CEI provide written notice of termination. Pursuant to the terms of the MSA, during fiscal 1999, CEI earned an annual management fee of $250,000 and a $600,000 transaction fee in association with the Company entering into the $60 million Credit Facility - See Note 6 Debt. Pursuant to the terms of the MSA, during fiscal 1998, CEI earned a management fee of $125,000 and a $2,710,000 transaction arrangement fee in association with the Recapitalization - See Note 9 Transaction expenses.

Note 13. Commitments and Contingencies

As of September 2, 1999, the Company had commitments of $1,189,000 for equipment purchases.

The Company's facilities in North Carolina and Malaysia, and certain other property and equipment, are leased under operating lease agreements with non-cancelable terms expiring through 2003, with renewals thereafter at the option of the Company. In October 1999, the Company entered into a lease for a facility in Monterrey, Mexico. The Mexico lease has non-cancelable terms and expires in 2007. Future minimum lease payments, inclusive of the Mexico lease, total approximately $11,750,000 and are as follows: $2,221,000 in fiscal 2000, $2,280,000 in fiscal 2001, $1,932,000 in fiscal 2002, $1,387,000 in fiscal 2003 and $3,391,000 in fiscal 2004 and thereafter.

Rental expense was approximately $1,635,000, $863,000 and $667,000 in the fiscal years ended September 2, 1999, September 3, 1998 and August 28, 1997, respectively.

The Company has contingent liabilities related to legal proceedings arising out of the normal course of business. Although it is reasonably possible that the Company may incur losses upon conclusion of such matters, an estimate of any loss or range of loss can not be made. In the opinion of management, it is expected that amounts, if any, which may be required to satisfy such contingencies, will not be material in relation to the accompanying consolidated financial statements.

Note 14. Income Taxes

Prior to the Recapitalization, the Company was included in the consolidated U.S. federal income tax return of MEI's parent, MTI. The provision (benefit) for income taxes is computed as if the Company were a separate taxpayer. Subsequent to the Recapitalization, the Company became a separate taxable corporation. Components of income tax expense are as follows:
	Fiscal Year Ended
	September 2,	September 3,	August 28,
	1999	1998	1997
Current:
U.S. federal ..................................................	$ (3,197)	$ 2,108	$ 4,357
State ...........................................................	15	(460)	1,222

	(3,182)	1,648	5,579
Deferred:
U.S. federal ..................................................	(634)	(2,469)	2,703
State ...........................................................	(84)	(109)	183

	(718)	(2,578)	2,886

Income tax provision (benefit) .............................	$ (3,900)	$ (930)	$ 8,465

The current portion of the fiscal 1998 income tax provision reflects the agreed upon determination of income taxes owed to the Company's parent for the period ended February 26, 1998, during which the Company was a member of the parent's consolidated group, calculated as described above.

Income taxes paid to MTI during the fiscal years ended September 2, 1999, September 3, 1998 and August 28, 1997 were $0, $756,000 and $9,530,000, respectively.

A reconciliation between the income tax provision (benefit) and income tax computed using the federal statutory rate follows:

	Fiscal Year Ended
	September 2,	September 3,	August 28,
	1999	1998	1997

U.S. federal income tax at statutory rate ..................	$(6,246)	$(959)	$7,426
State taxes, net of federal benefit ........................... Nondeductible transaction costs ...........................	(1,123) -	(53) 1,791	733 -
Rate adjustment - foreign operations .....................	(1,251)	(435)	-
Effect of valuation allowance ........................................	4,742	-	-
Other ...........................................................	(22)	(1,274)	306

	$(3,900)	$(930)	$8,465

As a part of the Recapitalization, the Company revised its estimated accrual for prior period's tax matters and recorded a decrease in such estimated accrued taxes of $1,208,000. This adjustment is reflected in the reconciliation shown above under Other for the fiscal year ended September 3, 1998.

Deferred income taxes reflect the estimated future tax effect of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Deferred income tax assets, net of the valuation allowance, totaled $7,694,000 and $5,863,000, and liabilities totaled $7,007,000 and $5,894,000, at September 2, 1999 and September 3, 1998. The components of deferred tax assets (liabilities) are as follows:

	September 2,	September 3,
	1999	1998

Current deferred tax asset:
Inventory reserves and allowances ................................................	$ 765	$ 647
Accrued compensation .............................................................	834	373
Other .................................................................................	138	235
	1,737	1,255
Less valuation allowance .............................................................................	(1,393)	-

	344	1,255

Noncurrent deferred tax asset (liability):
Property, plant and equipment .....................................................	(5,610)	(4,354)
Net Operating Loss Carryover ....................................................	10,029	3,794
Accrued compensation .............................................................	-	260
Investment tax credits ..............................................................	246	103
Other .................................................................................	(973)	(1,089)
	3,692	(1,286)
Less valuation allowance .............................................................................	(3,349)	-

	343	(1,286)

Total net deferred tax asset (liability)......................................	$ 687	$ (31)

The Company intends to reinvest the unremitted earnings of its non-U.S. subsidiaries and postpone their remittance indefinitely. Accordingly, no provision for U.S. income taxes was required on such earnings during the three years ended September 2, 1999. The cumulative amount of undistributed earnings of foreign subsidiaries as of September 2, 1999 is approximately $4,782,000.

As of September 2, 1999, the Company has foreign tax credit, Idaho investment tax credit and U.S. net operating loss carryovers of approximately $29,000, $379,000 and $24,340,000, respectively. The foreign tax credit, Idaho investment tax credit and U.S. net operating loss carryovers are available to offset regular taxable income through the years 2003, 2006 and 2019, respectively. During fiscal 1999, the Company established a valuation allowance of $4,742,000 for the amount of deferred tax asset which may not be realizable through either carryback of its net operating losses or through future income generated by reversal of deferred tax liabilities during the loss carry-forward period.

Note 15. Segment Information

As described in Note 1, the Company adopted SFAS No. 131 in fiscal year 1999. The Company operates principally in the electronics manufacturing services industry. The Company serves the same or similar customers on a global basis and is viewed by management as a global provider of manufacturing services. The Company places primary importance on managing its worldwide services to strategic customers. The categorization of net sales, as domestic or foreign, is based on the location from which the product is manufactured.

The Company's external sales and long-lived asset information associated with its domestic and foreign operations are as follows:

	September 2, 1999	September 3, 1998	August 28, 1997

Net sales:
Domestic	$396,739	$309,449	$286,373
Foreign	35,976	24,471	6,006

	$432,715	$333,920	$292,379

	September 2, 1999	September 3, 1998	August 28, 1997

Long-lived assets:
Domestic	$53,414	$53,024	$49,892
Foreign	11,204	9,082	3,592

	$64,618	$62,106	$53,484

During fiscal 1999, 1998 and 1997, the Company had two customers, which comprised more than 10% of the Company's net sales. The Company's largest customer represented 43.5%, 39.2% and 32.4% of the Company's net sales in fiscal 1999, 1998 and 1997, respectively. The Company's other large customer represented 18.2%, 24.1% and 20.1% of the Company's net sales in fiscal 1999, 1998 and 1997, respectively.

Note 16. Unaudited Quarterly Financial Information

(In thousands except per share amounts)

	First	Second	Third	Fourth
Fiscal 1999	Quarter	Quarter	Quarter	Quarter

Net sales	$91,243	$116,348	$110,305	$114,819
Cost of goods sold	86,056	110,337	103,917	107,044
Gross profit	5,187	6,011	6,388	7,775
Selling, general and
administrative expenses	4,219	6,790	5,846	5,636
Income (loss) from operations	968	(779)	542	2,139
Other expense (income): Interest expense (income),net Other	4,721 45	4,925 -	5,023 -	4,983 -
Loss before taxes and extraordinary item	(3,798)	(5,704)	(4,481)	(2,844)
Income tax provision (benefit)	(1,775)	(1,722)	-	-
Loss before extraordinary item	(2,023)	(3,982)	(4,481)	(2,844)
Extraordinary item - loss on early extinguisment of debt, net of income tax benefit of $403 in the second quarter	-	(617)	-	-
Net loss	(2,023)	(4,599)	(4,481)	(2,844)
Redeemable preferred stock dividends and accretion of preferred stock discount	(882)	(918)	(945)	(847)
Net loss to common stockholders	$(2,905)	$(5,517)	$(5,426)	$(3,691)
Net loss per common share- basic and diluted:
Loss before extraordinary item	$ (0.58)	$ (0.98)	$ (1.08)	$ (0.74)
Extraordinary item	-	(0.12)	-	-
Net loss per share - basic and diluted	$ (0.58)	$ (1.10)	$ (1.08)	$ (0.74)

	First	Second	Third	Fourth
Fiscal 1998	Quarter	Quarter	Quarter	Quarter

Net sales	$71,001	$74,680	$88,565	$99,674
Cost of goods sold	60,909	67,182	82,689	92,471
Gross profit	10,092	7,498	5,876	7,203
Selling, general and
Administrative expenses	3,122	3,805	4,405	4,466
Income from operations	6,970	3,693	1,471	2,737
Other expense (income): Interest expense (income),net	(135)	(194)	4,418	5,123
Transaction expense	-	8,312	142	(56)
Income (loss) before taxes	7,105	(4,425)	(3,089)	(2,330)
Income tax provision (benefit)	2,629	(562)	(1,052)	(1,945)
Net income (loss)	4,476	(3,863)	(2,037)	(385)
Redeemable preferred stock dividends and accretion of preferred stock discount	-	-	(825)	(825)
Net income ( loss) to common stockholders	$4,476	$(3,863)	$(2,862)	$(1,210)
Net income (loss) per share - basic and diluted	$4,476	$(3,863)	$ (0.57)	$ (0.24)

Schedule II

MCMS. Inc Valuation and Qualifying Accounts
(in thousands)
Description	Balance at Beginning of Period	Additions (a)	Deductions (b)	Balance at End of Period

Allowance for trade receivables:
Year ended August 28, 1997	$974	$ (93)	$ -	$881
Year ended September 3, 1998	881	(766)	(18)	97
Year ended September 2, 1999	97	217	(56)	258

Notes:
(a) Amounts charged (credited) to expense.
(b) Bad debt write-offs and charges to allowances.

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The following table sets forth the names, ages and a brief account of each person who is a director or executive officer of the Company as of September 2, 1999:

Name	Age	Position

Robert F. Subia ..............................	37	Chief Executive Officer and Director
Richard Downing ....................................	48	President and Chief Operating Officer
Chris J. Anton ................................	37	Vice President, Finance and Chief Financial Officer
Dennis Rockow .......................................	48	Vice President, North American Operations
Bill R. Anderson ......................................	54	Vice President, Materials and Supply Chain Management
Angelo Ninivaggi ....................................	32	Vice President, General Counsel and Corporate Secretary
R. Stephen Cheheyl .........................	53	Director
John A. Downer ..............................	41	Director
C. Nicholas Keating .........................	57	Director
Michael E. Najjar ............................	32	Director
Mark Rossi ...................................	43	Director

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

Richard Downing joined MCMS in December 1998 as President and Chief Operating Officer. Mr. Downing was formerly Senior Vice President, Storage Products Group for Seagate Technology, where he was responsible for all operations throughout Asia and parts of Europe. Prior to joining Seagate, Mr. Downing served as Vice President, Operations at Asante Technology, Inc. and Acer America, Inc., as well as Director of Worldwide Manufacturing, Quality, and Field Service for Supermac Technology, Inc. In addition, Mr. Downing spent 10 years with Wang Laboratory, most recently as Director of Manufacturing and Logistics where he was responsible for the manufacturing and distribution operations in Ireland, Scotland, Australia, China, Korea, Taiwan, and Mexico.

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

Dennis Rockow joined MCMS in March 1999 as Director, North American Operations. In April 1999, Mr. Rockow was promoted to Vice President, North American Operations and is responsible for operations at all MCMS facilities located in North America. Mr. Rockowe has held several leadership positions within the electronics manufacturing services industry. Most recently, Mr. Rockow served as Vice President and General Manager at AVEX Electronics, Inc. Prior positions that Mr. Rockow held inlcude Vice President of Operations, The Americas at Force Computers, a subsidiary of Solectron Corporation, and Director and Division Manager at Solectron Corporation. Mr. Rockow holds a Bachelor's degree in Industrial Engineering from the University of Wisconsin and a Master's in Business Administration from Western Illinois University.

Bill R. Anderson joined MCMS in August 1999 as Vice President of Materials and Supply Chain Management. Mr. Anderson brings with him more than 20 years of materials, systems, and operations experience in the high-tech industry. Most recently, Mr. Anderson served as Vice President of Operations for SMTC Manufacturing Corp., where he was responsible for all operations worldwide, including corporate responsibility for materials and information systems. Prior to that, Mr. Anderson served as Executive Vice President and General Manager for IEC Electronics, Inc. Mr. Anderson holds a Bachelor's degree in Operations Management and an Associate's degree in Mechanical Engineering from the University of Delaware, and is an APICS Certified Fellow in Production and Inventory Management.

Angelo Ninivaggi joined MCMS in January 1998 as Chief Corporate Counsel. In May 1998, Mr. Ninivaggi was appointed Corporate Secretary and in September 1998 he was appointed Vice President and General Counsel. From March 1996 until joining MCMS, Mr. Ninivaggi served as Corporate Counsel with Micron Electronics, Inc. Prior to Mr. Ninivaggi's employment with Micron Electronics, Inc., he worked as an associate with the law firm of Weil, Gotshal, and Manges in New York. Mr. Ninivaggi holds a Bachelor of Arts degree in Economics from Columbia University, a Masters of Business Administration in Finance from Fordham University, and a Juris Doctor from Fordham University.

R. Stephen Cheheyl became a Director of the Company in connection with the Recapitalization. Mr. Cheheyl served until December 1995 as an Executive Vice President, Business Operations of Bay Networks, Inc. ("Bay Networks"), when Bay Networks was formed through the merger of Wellfleet Communications, Inc. ("Wellfleet") and Synoptics Communications, Inc. From December 1990 to October 1994, Mr. Cheheyl served as Senior Vice President of Finance and Administration of Wellfleet. He also serves as a director of Auspex Systems, Inc., Xedia Corporation and Sapient Corporation. Mr. Cheheyl received an A.B. from Dartmouth College and an M.B.A. from Northwestern University.

John A. Downer became a Director of the Company in connection with the Recapitalization. Since December 1996, Mr. Downer has served as a Managing Director of Cornerstone. From 1989 to December 1996, Mr. Downer was a partner of various venture capital funds managed by Prudential Equity Investors, Inc. ("Prudential"). Mr. Downer is also a director of several privately held companies. Mr. Downer received an A.B., M.B.A. and J.D. from Harvard University.

C. Nicholas Keating became a Director of the Company in connection with the Recapitalization. Mr. Keating has been an independent business advisor since 1993 to a number of companies principally in the networking, software, semiconductor and imaging industries. From 1987 to 1993, Mr. Keating was Vice President of Network Equipment Technologies, a wide-area networking company. Mr. Keating currently serves as a director of LIC Energy, a European simulation systems company serving the oil and gas transmission market and as a director of U.S. Search. Mr. Keating holds a B.A. and an M.A. from American University and was a former Fulbright Scholar.

Michael E. Najjar became a Director of the Company in connection with the Recapitalization. Mr. Najjar has served as a Managing Director of Cornerstone since February 1997. From 1996 to 1997, Mr. Najjar was a partner at Advanta Partners LP, a private equity firm. Prior to 1996, Mr. Najjar worked in the Corporate Finance Department of Donaldson, Lufkin & Jenrette Securities Corporation. Mr. Najjar is also a director of several privately held companies. Mr. Najjar received a B.A. from Cornell University and an M.B.A. from The Wharton School at The University of Pennsylvania.

Mark Rossi became a director of the Company in connection with the Recapitalization. Mr. Rossi has served as a Senior Managing Director of Cornerstone since December 1996. From 1984 to 1996, Mr. Rossi was a partner of various venture capital funds managed by Prudential. Mr. Rossi is also a director of Maxwell Technology, Inc. and several privately held companies. Mr. Rossi holds a B.A. from Saint Vincent College and an M.B.A. from Northwestern University.

ITEM 11: EXECUTIVE COMPENSATION

The following table sets forth information on the compensation of the Chief Executive Officer and the certain other executive officers of the Company for fiscal years 1999, 1998 and 1997.

Summary Compensation Table

	Annual Compensation				Long-term Compensation
Name	Year	Salary	(1) Bonus	(2) Other Annual Compensation	Securities Underlying Options/SARs(#)(3)	(4) All Other Compensation

Robert F. Subia	1999	$ 260,096	$ 510	$ 21,634	-	$ 1,741
Chief Executive Officer	1998 1997	245,051 206,538	1,226,686 172,082	36,107 12,428	250,000	4,700 4,500

Richard Downing	1999	175,385	20,094	9,288	135,000	1,924
President and Chief Operating Officer	1998 1997	- -	- -	- -	- -	- -

Chris J. Anton	1999	154,903	879	12,007	-	1,622
Vice President, Finance and Chief Financial Officer	1998 1997	130,616 90,000	37,506 18,005	5,250 -	145,000	3,408 2,262

Angelo Ninivaggi (5)	1999	118,250	1,641	8,856	50,000	1,563
Vice President, General Counsel and Corporate Secretary	1998 1997	- -	- -	- -	- -	- -

David Garcia (6)	1999	186,058	93,241	11,200	135,000	12,775
Vice President, Sales and Marketing	1998 1997	- -	- -	- -	- -	- -

  In connection with the Recapitalization, Robert F. Subia entered into an agreement with MEI (the"Termination Agreement"), effective as of the closing date of the Recapitalization, terminating his employment relationship with MEI. Pursuant to the Termination Agreement, Mr. Subia received a lump-sum payment of $1,026,223 in fiscal 1998.
  Represents amounts paid to Named Executive Officers for accrued vacation time.
  Fiscal year 1997 options were issued pursuant to MEI's plan. Fiscal year 1998 and 1999 options were issued pursuant to the MCMS 1998 Stock Option Plan.
  Fiscal year 1997 represents amounts paid on behalf of each of the officers under MEI's defined contribution plan. Fiscal year 1998 and 1999 represent amounts paid on behalf of each of the officers under MCMS's defined contribution plan.
  Mr. Ninivaggi was appointed Vice President, General Counsel and Corporate Secretary effective September 1998.
  Mr. Garcia's employment with the Company ceased September 2, 1999. The "All Other Compensation" column includes an $11,00 car allowance.

The following table sets forth certain information regarding the options granted to executive officers during fiscal 1999 pursuant to MCMS's 1998 Stock Option Plan (the "Option Plan").

Option/SAR Grants in Last Fiscal Year

MCMS Plan

	Individual Grants				Potential Realizable
	Number of	% of Total			Value at Assumed
	Securities	Options/SAR's			Annual Rates of Stock
	Underlying	Granted to	Exercise or		Price Appreciation
	Options/SARs	Employees in	Base Price	Expiration	For Option Term
Name	Granted (#) (1)	Fiscal Year	($/Sh)	Date	5% ($)	10% ($)

Richard Downing ...........	200,000	25.1%	2.27	12/17/08	285,518	723,559

Dennis Rockow ..........	55,000	6.9	2.27	4/13/09	78,517	198,979

Angelo Ninivaggi ......	50,000	6.3	2.27	12/28/08	71,380	180,890

David Garcia .................	135,000	16.9	2.27	12/17/08	192,725	488,402

___________________

(1) Under the Option Plan 50% of the options will vest over four years from the vesting commencement date and 50% will vest if certain financial performance targets are met (or at the end of seven years if such targets are not met and if the grantee has remained continuously employed with the Company).

Compensation Committee

During fiscal 1999, the Compensation Committee of the Board of Directors of the Company (the "Committee") was comprised of Messrs. C. Nicholas Keating, Mark Rossi, and Finis F. Conner. On March 5, 1999, Mr. Conner resigned. The Committee met five times in fiscal 1999 and intends to meet annually or more frequently as necessary. The Committee's primary responsibility is to review and establish the compensation of the Company's officers, including salary, bonuses, stock option grants and other compensation. Compensation for the Company's executive officers for fiscal 1999, including base salary, performance bonuses, stock option grants and other compensation, was determined by the Compensation Committee.

Executive Officer Compensation

The Company's executive officer compensation programs are described below for the purpose of providing a general understanding of the various components of executive officer compensation. These executive officer compensation programs are designed to attract, retain and reward highly qualified executive officers who are important to the success of the Company and to provide incentives relating directly to the financial performance and long term growth of the Company. The following is a summary of the executive officer compensation programs:

Cash Compensation

Base Salary. The base salary of each executive officer is established primarily upon (i) a review of executive compensation offered by companies generally comparable to the Company, and (ii) a subjective evaluation of the executive officer's expected contribution to the Company, including individual performance, level of responsibility, and technical expertise.

Performance Bonuses. Cash bonuses to executive officers are intended to reward executive officers for the Company's financial performance during the fiscal year and are earned and paid pursuant to the Company's Executive Bonus Plan, which was approved by the Company's Board of Directors in June 1998. Bonuses awarded under the Executive Bonus Plan are based on the achievement of a certain level of earnings, before interest, taxes, depreciation, and amortization. Performance bonuses are generally payable within ninety (90) days after the completion of the audit of the Company's fiscal year unless otherwise determined by the Committee. No performance bonuses have been or are anticipated to be paid to executive officers of the Company for fiscal 1999.

Profit Sharing. The Company distributes, on a quarterly basis, approximately three and one-half percent (3 1/2%) of its quarterly earnings, before interest, taxes, depreciation and amortization generally on an equal basis to eligible employees (including executive officers) of the Company and its subsidiaries.

Equity Compensation

To provide long-term incentive to the executive officers and key employees of the Company and its subsidiaries, the Company grants stock options to such persons pursuant to the Company's 1998 Stock Option Plan. Such options provide a link to long-term growth in the value of the Company's Common Stock. Which employees receive stock options and the number of stock options granted is determined at the discretion of the Board of Directors. Stock options granted to executive officers typically have a term of ten (10) years. Under the 1998 Stock Option Plan, 50% of the options granted to executive officers will vest over four years from the vesting commencement date and the other 50% will vest if certain financial performance targets are met (or at the end of seven years if such targets are not met and if the executive officer has remained continuously employed with the Company).

Other Compensation

In addition to cash and equity compensation programs, executive officers participate in various other employee benefit plans, including, but not limited to, a time-off plan. Under the time-off plan, full-time employees of the Company and its subsidiaries (including executive officers) are allowed to accumulate a predetermined number of hours based on length of service for vacation, holidays, sick time, emergencies and personal needs. No employee may accumulate hours in excess of 400. Executive officer participation in various clubs, organizations and associations may also be funded by the Company or its subsidiaries.

CEO Compensation

Rob Subia is the Chief Executive Officer of the Company. Mr. Subia's base compensation is based on an analysis of compensation paid to chief executive officers of comparable companies and on a subjective analysis of Mr. Subia's experience, level of responsibility, and contribution to the Company. In fiscal 1999, Mr. Subia's annualized base salary was $250,000. No bonus was earned or paid to Mr. Subia pursuant to the Executive Bonus Plan in fiscal 1999. In addition, Mr. Subia was not granted any stock options to purchase shares of the Company's Common Stock in fiscal 1999.

Tax Deductibility of Executive Compensation

The Omnibus Budget Reconciliation Act of 1993 added Section 162(m) to the Internal Revenue Code. Section 162(m) limits deductions for certain executive compensation in excess of $1million. Certain types of compensation are deductible only if performance criteria are specified in detail, and payments are contingent upon stockholder approval of the compensation arrangement. The Company believes that it is generally in the best interests of its stockholders to structure its compensation plans to achieve maximum deductibility under Section 162(m) with minimal sacrifices in flexibility and corporate objectives. With respect to non-equity compensation arrangements, the Compensation Committee has reviewed the terms of those arrangements likely to be subject to Section 162(m) and believes that at this time the Company is in compliance with Section 162(m). The Company also believes the 1998 Stock Option Plan is in compliance with Section162(m). The Compensation Committee will continue to monitor compliance with Section 162(m) and will take appropriate action if warranted. Since corporate objectives may not always be consistent with the requirement for full deductibility, it is conceivable that the Company may enter into compensation arrangements under which payments are not deductible under Section 162(m). Deductibility is not the sole factor used by the Compensation Committee in ascertaining appropriate levels or modes of compensation.

Compensation of Directors

Directors of the Company receive no remuneration for their service as directors of the Company. The Company reimburses directors for travel and lodging expenses, if any, incurred in connection with attendance at Board meetings.

Employment Agreements

During fiscal year 1999, the Company entered into employment agreements with Richard Downing, David Garcia and Angelo Ninivaggi, which provided for employment periods of two, three and three years, respectively. During fiscal year 1998 and in connection with the Recapitalization, the Company entered into employment agreements with each of Robert F. Subia and Chris Anton. The fiscal year 1998 employment agreements provided for an employment period, which would end on the third anniversary date of the closing of the Recapitalization. The above noted employment agreements are collectively referred to as the Employment Agreements.

Under the Employment Agreements, the individuals will (i) receive an annual base salary (as set by the Board or compensation committee thereof but subject to a minimum amount), (ii) be eligible to participate in all of the Company's employee benefit programs for which senior executive employees of the Company and its subsidiaries are generally eligible, including the Option Plan, with any awards under such plans to be set by the Board or compensation committee, (iii) receive certain other employee benefits and (iv) have employment periods which will automatically terminate upon resignation (including if the Company Constructively Terminates (as defined), death or permanent disability or incapacity, or upon termination by the Company, with or without cause.

If the employment period is terminated by the Company without Cause (as defined) or the Company Constructively Terminates (as defined), the individual, such individual is entitled to receive his base salary plus all employee benefits which the individualis receiving on the termination date for 18 months following such termination in the case of Robert F. Subia, and up to 12 months following such termination for the other individuals. If the employment period terminates upon the individuals' death or permanent disability, the individual (or his spouse or other beneficiary) will be entitled to receive his base salary for 12 months following such termination. If the employment period terminates upon the individua'ls resignation or incapacity, or is terminated by the Company for Cause, the individual will be entitled to receive his base salary through the date of termination. Under the Employment Agreements, the individuals will agree not to (i) compete with the Company during the period in which he is employed by the Company and for 18 months thereafter in the case of Robert F. Subia, and either 6 or 12 months thereafter for the other individuals (the "Noncompete Period"); (ii) disclose any confidential information unless and to the extent such information becomes generally known to and available for use by the public other than as a result of the individual's acts or omissions; (iii) solicit or hire any employee of the Company or its subsidiary during the Noncompete Period; and (iv) induce or attempt to induce any customer, supplier, licensee, licensor, franchisee or other business relation of the Company or any subsidiary to cease doing business with the Company or its subsidiaries during the Noncompete Period. In addition, the individuals will agree to disclose to the Company any and all Work Product (as defined) and to acknowledge that such Work Product will be the property of the Company and its subsidiaries.

In connection with Mr. Garcia's termination of employment with the Company, the Company entered into a severance agreement and release, requiring among other things, for a period of approximately ten months following his employment termination, that the Company continue to pay wages to Mr. Garcia and that he not compete with the Company or solicit or hire employees of the Company. The scope of Mr. Garcia's non-compete and non-solicitation conditions are consistent with his employment agreement.

Stock Option Plan

In order to provide financial incentives for certain of the Company's or its subsidiaries' senior executives and other employees, the Company's board of directors has adopted the 1998 Stock Option Plan pursuant to which it will be able to grant options to purchase Class A Common Stock to senior executives and other employees of the Company and its subsidiaries. Under the Plan, the Company will also be able to grant options to purchase Class A Common Stock to the Company's Consultants. The Plan provides for option grants representing 2,500,000 Common Stock. With respect to options granted to certain executive officers under the Plan, 50% of the options will vest over four years from the vesting commencement date and the other 50% will vest if certain financial performance targets are met (or at the end of seven years if such targets are not met and if the grantee has remained continuously employed with the Company). Options granted to other key employees vest over four years from the date of grant. As of September 2, 1999, the Company had 1,378,400 options outstanding under the Plan. Upon an employee's termination with the Company, all of the employee's unvested options will expire, the exercise period of all the employee's vested options will be reduced to a period ending no later than 30 days after such employee's termination, and if such termination occurs prior to an initial public offering of the Company's Class A Common Stock, the Company shall have the right to repurchase the Class A Common Stock of the Company held by the employee as the result of exercised vested options.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT

The following table sets forth certain information, as of September 2, 1999 regarding the beneficial ownership of (i) capital stock (other than Redeemable Preferred Stock) held by each person (other than directors and executive officers of the Company) known to the Company to own more than 5% of the outstanding capital stock (other than the Redeemable Preferred Stock) of the Company, (ii) capital stock held by each director and executive officer of the Company and (iii) capital stock held by all directors and executive officers as a group. To the knowledge of the Company, each of such stockholders has sole voting and investment power as to the shares shown unless otherwise noted.

	Shares of Common Stock Beneficially Owned (1)
	Class A	Percent of	Class B	Percent of	Class C	Percent of	Series A	Percent of	Series B	Percent of	Series C	Percent of
Name	Common	Class A	Common	Class B	Common	Class C	Preferred	Series A	Preferred	Series B	Preferred	Series C

Cornerstone Equity Investors IV, L.P.	2,450,000	74.3%	123,529	14.3%	-	-	2,450,000	74.3%	123,529	14.3%	-	-
c/o Cornerstone Equity Investors L.L.C.
717 Fifth Avenue (Suite 1100)
New York, New York 10022

August Capital	-	-	-	-	424 ,632	48.5%	-	-	-	-	424,632	48.5%
2480 Sand Hill Road, Suite 101
Menlo Park, California 94025

BT Investment Partners	245,000	7.4	740,294	85.7	-	-	245,000	7.4	740,294	85.7	-	-
130 Liberty Street
New York, New York 10006

MEI California, Inc. (2)	500,000	15.2	-	-	-	-	500,000	15.2	-	-	-	-
c/o Micron Electronics, Inc.
900 East Karcher Road
Nampa, Idaho 83687

Oak Investment Funds (3)	-	-	-	-	424,632	48.5	-	-	-	-	424,632	48.5
c/o Oak Investment Partners
525 University Avenue, Suite 1300
Palo Alto, California 94301

Executive Officers and Directors

Robert F. Subia	14,706	*	-	-	-	-	14,706	*	-	-	-	-

Chris J. Anton	7,353	*	-	-	-	-	7,353	*	-	-	-	-

R. Stephen Cheheyl	-		-	-	7,353	*	-	-	-	-	7,353	*

John A. Downer (4)	2,450,000	74.3	123,529	14.3	-	-	2,450,000	74.3	123,529	14.3	-	-

C. Nicholas Keating	-		-	-	3,676	*	-	-	-	-	3,676	*

Michael E. Najjar (4)	2,450,000	74.3	123,529	14.3	-	-	2,450,000	74.3	123,529	14.3	-	-

Mark Rossi (4)	2,450,000	74.3	123,529	14.3	-	-	2,450,000	74.3	123,529	14.3	-	-

Directors and executive officers as a group (4)	2,472,059	75.0	123,529	14.3	11,029	1.3	2,472,059	75.0	123,529	14.3	11,029	1.3

(1)Calculated pursuant to Rule 13d-3(d) under the Exchange Act. The Class A Common Stock entitles the holder to one vote per share and the Class C Common Stock entitles the holder to two votes per share. The Class B Common Stock is nonvoting. The Series A Preferred Stock and the Series C Preferred Stock entitle the holder to the number of votes per share they would be entitled to if converted into Common Stock. The Series B Preferred Stock is nonvoting.

(2)MEIC is a wholly owned subsidiary of MEI, and MEI is a majority owned subsidiary of MTI. Accordingly, MEI and MTI may be deemed to beneficially own shares owned by MEIC.

(3)Amounts shown reflect the aggregate number of shares of capital stock of the Company held by Oak Investment Partners VII, Limited Partnership, Oak VII Affiliate Fund, Limited Partnership and Norman Nie.

(4)Messrs. Downer and Najjar are each Managing Directors and Mr. Rossi is a Senior Managing Director of CEI, the sole general partner of Cornerstone. Accordingly, Messrs. Downer, Najjar and Rossi may be deemed to beneficially own shares owned by Cornerstone. Each such person disclaims beneficial ownership of any such shares in which he does not have a pecuniary interest.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Memory Module Agreement

MTI entered into an agreement with the Company, effective as of February 26, 1998, to purchase from the Company for a period of two years after the closing date of the Recapitalization at least 50% of its industry standard memory module requirements of up to 1,200,000 Equivalent Units per week. In addition, MTI has agreed for a period of one year from the closing date of the Recapitalization not to engage in a business the primary purpose of which is to provide contract manufacturing services for the assembly of custom printed circuit assemblies for OEMs or third parties without the written consent of the Company. In exchange, the Company has agreed to charge MTI the lesser of (i) the lowest price it charges to its other customers for equivalent products under similar circumstances, or (ii) the average price quoted by other manufacturers for equivalent products under similar circumstances. It is contemplated that MTI will provide non-binding forecasts of the upcoming requirements for a 13 week rolling period. Under the terms of the Memory Module Agreement, MTI will consign sufficient raw materials to the Company to support MTI's memory module requirements. This consignment relationship should insulate the Company from fluctuations in the pricing of such raw materials, including DRAM. The Memory Module Agreement automatically renews for successive one-year periods after the initial two-year term unless either party provides written notice of its intention to terminate the contract. The Memory Module Agreement does not require MTI to purchase memory modules exclusively from the Company.

Management Services Agreement

In connection with the Recapitalization, the Company entered into a Management Services Agreement with CEI pursuant to which CEI agreed to provide: (i) general management services; (ii) assistance with the identification, negotiation and analysis of acquisitions and dispositions; (iii) assistance with the negotiation and analysis of financial alternatives; and (iv) other services agreed upon by the Company and CEI. In exchange for such services, CEI will receive: (i) an annual management fee of $250,000, plus reasonable out-of-pocket expenses (payable quarterly); (ii) a transaction fee in an amount equal to 1.0% of the aggregate transaction value in connection with the consummation of any material acquisition, divestiture, financing or refinancing by the Company or any of its subsidiaries; and (iii) a one-time transaction fee of $2,710,000 upon the consummation of the Recapitalization. The Management Services Agreement has an initial term of five years, subject to automatic one-year extensions unless the Company or CEI provides written notice of termination. During fiscal 1999, CEI earned an annual management fee of $250,000 and a $600,000 transaction fee in association with the Company entering into a $60 million Credit Facility.

Transactions with MTI

The Company sells memory modules to MTI under the Memory Module Agreement. Net sales to MTI in fiscal 1999 were $19.4 million. In addition, the Company purchased $7.0 million of memory components from MTI during the same period.

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

3.3 Amendment One to Amended and Restated By-laws of MCMS, Inc. (4)

4.1 Indenture, dated as of February 26, 1998, by and between MCMS, Inc. and United States Trust Company of New York, as trustee, paying agent and registrar, with respect to 9 3/4% Senior Subordinated Notes due 2008 and the Floating Interest Rate Subordinated Term Securities due 2008. (1)

4.2 Exchange Indenture, dated as of February 26, 1998, by and between MCMS, Inc. and United States Trust Company of New York, as paying agent and registrar, with respect to the 12 1/2% Subordinated Exchange Debentures due 2010. (1)

4.3 Certificate of Designation, dated as of February 26, 1998, with respect to the 12 1/2% Senior Exchangeable Preferred Stock and 12 1/2% Series B Senior Exchangeable Preferred Stock. (1)

4.4 First Supplemental Indenture, dated as of April 23, 1998 by and between MCMS, Inc. and United States Trust Company of New York, as trustee, with respect to 9 3/4% Senior Subordinated Notes due 2008 and the Floating Interest Rate Subordinated Term Securities due 2008. (2)

10.1 Management Services Agreement, dated as of February 26, 1998, by and between MCMS, Inc. and Cornerstone Equity Investors, LLC. (1)

10.2 Purchase Agreement, dated February 19, 1998, by and between MCMS, Inc. and BT Alex. Brown Incorporated. (1)

10.3 Registration Rights Agreement, dated as of February 26, 1998, by and between MCMS, Inc. and BT Alex. Brown Incorporated. (1)

10.4 Credit Agreement, dated as of February 26, 1998, among MCMS, Inc., Bankers Trust Company, as agent, and the other institutions named therein. (1)

10.4 (a) First Amendment, dated as of May 20, 1998, to Credit Agreement, dated as of February 26, 1998, among the Company, Bankers Trust Company, as agent, and other institutions named therein. (4)

10.4(b) Credit Agreement, dated as of February 26, 1999, between MCMS, Inc. and PNC Bank, as agent. (7)

10.4(c) First Amendment, dated as of June 13, 1999, to Credit Agreement, dated as of February 26, 1999, among MCMS, Inc., PNC Bank, as agent, and various lending institutions. (8)

10.5 Pledge Agreement, dated as of February 26, 1998, by and between MCMS, Inc., and Bankers Trust Company, as collateral agent. (1)

10.6 Security Agreement, dated as of February 26, 1998, among MCMS, Inc., certain subsidiaries of MCMS, Inc. and Bankers Trust Company, as collateral agent. (1)

10.7 Employment Agreement, dated as of February 26, 1998, by and between MCMS, Inc. and Robert F. Subia. (1)

10.8  Employment Agreement, dated as of February 26, 1998, by and between MCMS, Inc. and Chris Anton. (1)

10.9(a) Employment Agreement, dated as of October 12, 1998, by and between MCMS, Inc. and David Garcia. (6)

10.9(b) Employment Agreement, dated as of December 2, 1998, by and between MCMS, Inc. and Richard Downing. (6)

10.9(c) Employment Agreement, dated as of December 21, 1998, by and between MCMS, Inc. and Angelo Ninivaggi

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

10.17 Tenancy Agreement, dated as of October 1, 1996, by and between MCMS, Sdn. Bhd. and R.S. Roadstar Electronics, Sdn. Bhd., as amended. (5)

10.17(a) Lease, dated as of June 18, 1999, by and between MCMS, Sdn. Bhd. And Klih Project Management, Sdn. Bhd. (8)

10.17(b) Sublease Agreement, dated as of October 6, 1999, by and between MCMS de Mexico S. De R.L. de C.V. and SMTC de Mexcio.

10.18 Lease, dated as of December 1994, by and between MCMS, Inc. and Tri-Center South Limited Partnership, as amended. (1)

10.19 Frame Manufacturing Agreement, dated as of November 18, 1997, by and between Alcatel Bell N.V. and MCMS Belgium S.A. (1)

10.20 Stock Option Plan. (2)

10.20(a) Form of Stock Option Agreement for officers of the Company. (6)

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

10.24 Forbearance Agreement, dated as of February 26, 1998, by and between Micron Electronics, Inc. and MCMS, Inc. (2)

10.25  Executive Bonus Plan. (6)

10.26  Employee Profit Sharing Plan. (6)

11 MCMS , Inc. Basic and Diluted Earnings per Share. (5)

16 Letter re Change in Certifying Accountant. (3)

21 Subsidiaries of MCMS, Inc.

27 Financial Data Schedule.

(1) Incorporated by reference to Registration Statement on Form S-4 (Registration No. 333-0981) dated April 24, 1998.

(2) Incorporated by reference to Amendment No. 1 to Registration Statement of Form S-4
       (Registration No. 333-50981) dated June 11, 1998.

(3) Incorporated by reference to Amendment No. 2 to Registration Statement of Form S-4
       (Registration No. 333-50981) dated June 23, 19

(4) Incorporated by reference to Quarterly report on Form 10-Q for the fiscal quarter ended May 28, 1998.

(5) Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended September 3, 1998 (Registration No. 333-50981).

(6) Incorporated by reference to Quarterly report on Form 10-Q for the fiscal quarter ended December 3, 1998.

(7) Incorporated by reference to Quarterly report on Form 10-Q for the fiscal quarter ended February 4, 1999.

(8) Incorporated by reference to Quarterly report on Form 10-Q for the fiscal quarter ended June 3, 1998.

(b): Reports on Form 8-K:

During the fourth quarter of Fiscal 1999, no reports on Form 8-K were filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1933, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Nampa, State of Idaho, on November 1, 1999.

MCMS, Inc.

By: /s/ Chris J. Anton
(Chris J. Anton, Vice President,
Finance and Chief Financial Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Robert F. Subia	President, Chief Executive Officer and Director (Principal Executive Officer)	November 1, 1999
/s/ Chris J. Anton	Vice President, Finance and Chief Financial Officer (Principal Financial Officer and Accounting Officer)	November 1, 1999
/s/ R. Stephen Cheheyl	Director	November 1, 1999
/s/ John A. Downer	Director	November 1, 1999
/s/ C. Nicholas Keating	Director	November 1, 1999
/s/ Michael E. Najjar	Director	November 1, 1999
/s/ Mark Rossi	Director	November 1, 1999