Form 10-Q
period 1999-12-02
MCMS INC
filed 2000-01-13
CIK 1060356

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarter period ended                                             December 2, 1999

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
(State or other jurisdiction of incorporation or                                                                         (I.R.S. Employer Identification No.)
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court

Yes              No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares of Class A Common Stock outstanding at December 2, 1999:     3,296,487
Shares of Class B Common Stock outstanding at December 2, 1999:      863,823
Shares of Class C Common Stock outstanding at December 2, 1999:      874,999

MCMS, INC.

INDEX

Part I.                                                                                                                                           Page

Item 1       Financial Information

                Unaudited Consolidated Balance Sheets -
                          September 2, 1999 and December 2, 1999                                                          3

                Unaudited Consolidated Statements of Operations -
                          Three Months Ended December 3, 1998 and December 2, 1999                         4

                Unaudited Consolidated Statements of Cash Flows -
                          Three Months Ended December 3, 1998 and December 2, 1999                         5

                Notes to Unaudited Consolidated Financial Statements                                                  6

Item 2      Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                                                                     9

                Certain Factors                                                                                                            13

Item 3      Quantitative and Qualitative Disclosures about Market Risk                                         18

Part II.

Other Information

Item 6      Exhibits                                                                                                                       19

Signatures                                                                                                                                    20

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MCMS, INC. CONSOLIDATED BALANCE SHEETS (UNAUDITED) (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	December 2,	September 2,
As of	1999	1999
ASSETS
Current Assets:
Cash and cash equivalents	$ -	$ -
Trade account receivable, net of allowances for doubtful accounts of $214 and $258	39,535	48,489
Receivable from affiliates	3,532	980
Inventories	51,558	43,975
Deferred income taxes	-	344
Other current assets	582	626
Total current assets	95,207	94,414
Property, plant and equipment, net	62,749	64,618
Other assets	6,827	7,510
Total assets	$ 164,783 ========	$ 166,542 =========
LIABILITIES AND SHAREHOLDERS' (DEFICIT)
Current Liabilities:
Current portion of long-term debt	$ 195	$ 322
Accounts payable and accrued expenses	51,863	56,578
Payable to affiliates	1,031	777
Interest payable	4,609	334
Total current liabilities	57,698	58,011
Long-term debt, net of current portion	210,091	206,957
Other liabilities	3,468	2,804
Total liabilities	271,257	267,772

Redeemable preferred stock, no par value, 750,000 shares authorized; 310,591 and 301,179 shares issued and outstanding, respectively; mandatory redemption value of $31.1 million and $30.1 million, respectively	30,229	29,267
SHAREHOLDERS' DEFICIT
Series A convertible preferred stock, par value $0.001 per share, 6,000,000 shares authorized; 3,261,177 shares issued; aggregate liquidation preference of $36,949,135	3	3
Series B convertible preferred stock, par value $0.001 per share, 6,000,000 shares authorized; 863,823 shares issued and outstanding; aggregate liquidation preference of $9,787,115	1	1
Series C convertible preferred stock, par value $0.001 per share, 1,000,000 shares authorized; 874,999 shares issued and outstanding; aggregate liquidation preference of $9,913,739	1	1
Class A common stock, par value $0.001 per share, 30,000,000 shares authorized; 3,296,490 shares issued	3	3
Class B common stock, par value $0.001 per share, 12,000,000 shares authorized; 863,823 shares issued and outstanding	1	1
Class C common stock, par value $0.001 per share, 2,000,000 shares authorized; 874,999 shares issued and outstanding	1	1
Additional paid-in capital	58,843	59,806
Accumulated other comprehensive loss	(2,386)	(2,207)
Deficit	(193,120)	(188,056)
Less treasury stock at cost:
Series A convertible preferred stock, 3,676 shares outstanding	(42)	(42)
Class A common stock, 3,676 shares outstanding	(8)	(8)
Total shareholders' deficit	(136,703)	(130,497)
Total liabilities and shareholders' deficit	$ 164,783 =======	$ 166,542 ========

MCMS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
	Three months ended
	December 2,	December 3,
	1999	1998

Net sales	$ 100,016	$ 91,243
Cost of goods sold	93,912	86,056

Gross profit	6,104	5,187

Selling, general and administrative expenses	5,833	4,219

Income from operations	271	968

Other expense (income):
Interest expense (income), net	5,335	4,721
Other	-	45

Loss before taxes	(5,064)	(3,798)

Income tax benefit	-	(1,775)

Net loss	(5,064)	(2,023)

Redeemable preferred stock dividends and accretion of preferred stock discount	(962)	(882)

Net loss to common stockholders	$ (6,026) ========	$ (2,905) ========

Net loss per share - basic and diluted	$ (1.20) ========	$ (0.58) =======

Weighted average common shares outstanding - basic and diluted	5,031,636 ========	5,000,000 =======

MCMS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (IN THOUSANDS)
	Three months ended
	December 2,	December 3,
	1999	1998
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (5,064)	$ (2,023)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,174	3,661
Loss (gain) on sale of property, plant and equipment	(7)	25
Changes in operating assets and liabilities:
Receivables	6,112	(4,292)
Inventories	(7,615)	(19,103)
Deferred income taxes	687	-
Other assets	(271)	(418)
Accounts payable and accrued expenses	(5,087)	13,616
Interest payable	4,275	4,331
Deferred income taxes	1,306	(1,797)
Other liabilities	2	100
Net cash used for operating activities	(1,488)	(5,900)
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(1,589)	(2,921)
Proceeds from sales of property, plant and equipment	37	-
Net cash used for investing activities	(1,552)	(2,921)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings on line of credit	3,183	1,500
Repayments of debt	(176)	(70)
Purchase of treasury stock	-	(50)
Net cash provided by financing activities	3,007	1,380

Effect of exchange rate changes on cash and cash equivalents	33	(101)
Net increase (decrease) in cash and cash equivalents	-	(7,542)

Cash and cash equivalents at beginning of period	-	7,542
Cash and cash equivalents at end of period	$ - =======	$ - ========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(TABULAR DOLLAR AMOUNTS IN THOUSANDS)

1.   General

          The information included in the accompanying consolidated interim financial statements is unaudited and should be read in conjunction with the annual audited financial statements and notes thereto contained in the Company's Report on Form 10-K for the fiscal year ended September 2, 1999. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire fiscal year.

2.   Effect of Recently Issued Accounting Standards

          In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal quarters beginning after June 15, 2000. The adoption of SFAS No. 133 is not expected to have a material impact on the Company's consolidated financial statements.

         The Company adopted Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Under SOP 98-1, companies are required to capitalize certain costs of computer software developed or obtained for internal use, provided that those costs are not research and development. The adoption of SOP 98-1 did not have a material impact on the Company's results of operations and financial position.

3.   Inventories

	December 2,	September 2,
	1999	1999

Raw materials and supplies	$34,008	$ 30,168
Work in process	14,235	12,453
Finished goods	3,315	1,354
	$ 51,558 ========	$ 43,975 ========

4.   Accounts payable and accrued expenses
	December 2,	September 2,
	1999	1999

Trade accounts payable	$ 47,162	$ 51,562
Short-term equipment contracts	202	181
Salaries, wages, and benefits	4,146	4,579
Other	353	256
	$ 51,863 =======	$ 56,578 ========

5. Long-term Debt
	December 2,	September 2,
	1999	1999

Revolving credit facility, principal payments at the Company's option to February 26, 2004, interest due monthly, interest rates ranging from 7.75% to 8.36% (7.9% weighted average at December 2, 1999 and 7.8% weighted average at September 2, 1999, respectively)

	$ 31,746	$ 28,893
Equipment loan facility, principal payments, as defined, through February 26, 2004, interest due monthly, 8.5% interest rate at December 2, 1999 and September 2, 1999	3,345	3,022
Senior subordinated notes (the "Fixed Rate Notes"), unsecured, interest at 9.75% due semiannually, mature on March 1, 2008	145,000	145,000
Floating interest rate subordinated term securities, (the "Floating Rate Notes"), unsecured, interest due semiannually, mature on March 1, 2008, variable interest rate equal to LIBOR plus 4.63% (10.52% at December 2, 1999 and September 2, 1999)	30,000	30,000
Other notes payable, due in varying installments through October 1, 2000, interest rate of 3.51%	195	364

Total debt	210,286	207,279
Less current portion	(195)	(322)

Long-term debt, net of current portion	$ 210,091 =========	$ 206,957 =========

          The Company has a $60 million Credit Facility (the "Credit Facility") which matures on February 26, 2004. The Credit Facility includes a $10 million equipment loan facility restricted to the purchase of property, plant and equipment and a $50 million revolving credit facility. Amounts outstanding under the Credit Facility bear interest at rates as defined in the agreement. Amounts available to borrow under the equipment loan facility are limited to the first three loan years. Amounts available to borrow under the revolving credit facility vary depending on accounts receivable, inventory and equipment balances, which serve as collateral along with substantially all of the other assets of the Company. The Credit Facility contains a covenant requiring that the Company maintain a fixed charge ratio of not less than 1.0 to 1.0, provided, however, that this fixed charge ratio covenant will not be applied to any fiscal quarter during the term as long as adequate collateral is available. Any default under the Credit Facility could result in default of the Fixed Rate Notes, Floating Rate Notes and Redeemable Preferred Stock. As of January 6, 2000, the Company had a $29.1 million outstanding balance under the revolving credit facility and a $3.4 million outstanding balance on the equipment loan facility. On January 6, 2000, the Company had approximately $11 million available to borrow under the Credit Facility without triggering the fixed charge ratio covenant, and $6.6 million available to borrow under the equipment loan facility, respectively. Had the Company consumed its adjusted availability and been required to test the fixed charge ratio covenant, the test would not have been satisfied.

6.   Redeemable Preferred Stock

           The Redeemable Preferred Stock is subject to mandatory redemption on March 1, 2010 and has a liquidation preference of $100 per share. The holders of Redeemable Preferred Stock are entitled to a cumulative 12-1/2% annual dividend based upon the liquidation preference per share of Redeemable Preferred Stock, payable quarterly. To date, the Company has paid all dividends in-kind.

7.   Loss Per Share

           Basic loss per share is computed using net loss increased by dividends on the Redeemable Preferred Stock divided by the weighted average number of common shares outstanding. Diluted loss per share is computed using the weighted average number of common and common stock equivalent shares outstanding. Common stock equivalent shares result from the assumed exercise of outstanding stock options and shares issuable upon the conversion of outstanding convertible securities and affect earnings per share only when they have a dilutive effect. The Company's basic loss per share and its fully diluted loss per share were the same for the three month periods ended December 2, 1999 and December 3, 1998 because of the antidilutive effect of outstanding convertible securities and stock options.

8.   Income Taxes

           The Company had no income tax provision or benefit for the three months ended December 2, 1999 compared to an income tax benefit of 46.7% for the three months ended December 3, 1998. The effective tax rate of the income tax benefit for the first quarter of fiscal 1999 primarily reflects the statutory corporate income tax rate, the net effect of state taxation and the effect of a tax holiday granted to the Company's Malaysian operation. The change in the effective rate for the three month period ended December 2, 1999 relative to the corresponding period of fiscal 1999 was primarily due to the increase in the valuation allowance discussed below. The Company does not provide for U.S. tax on the earnings of some of its foreign subsidiaries.

           During the three months ended December 2, 1999, the Company increased its valuation allowance by $3.0 million to a balance of $7.7 million for the amount of the deferred tax asset which may not be realizable through either carrying back of its net operating losses or through future income generated by reversal of deferred tax liabilities during the loss carryforward period.

9.   Comprehensive Loss

           The Company's comprehensive loss is comprised of net loss and foreign currency translation adjustments. Comprehensive loss was $5,243,000 and $2,090,000 for the three months ended December 2, 1999 and December 3, 1998, respectively. The accumulated balance of foreign currency translation adjustments, excluded from net loss, is presented in the consolidated balance sheet as "Accumulated other comprehensive loss."

10.   Legal Matters

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

.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Statements contained in this Form 10-Q that are not purely historical are forward-looking statements and are being provided in reliance upon the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. All forward-looking statements are made as of the date hereof and are based on current management expectations and information available to the Company as of such date. The Company assumes no obligation to update any forward-looking statement. It is important to note that actual results could differ materially from historical results or those contemplated in the forward-looking statements. Forward-looking statements involve a number of risks and uncertainties, and include trend information. Factors that could cause actual results to differ materially include, but are not limited to, those identified herein under "Certain Factors" and in other Company filings with the Securities and Exchange Commission. All quarterly references are to the Company's fiscal periods ended December 2, 1999, September 2, 1999 or December 3, 1998, unless otherwise indicated.

           MCMS, Inc. ("MCMS" or the "Company") is a leading electronics manufacturing services ("EMS") provider serving original equipment manufacturers ("OEMs") in the networking, telecommunications, computer systems and other sectors of the electronics industry. The Company offers a broad range of capabilities and manufacturing management services, including product design and prototype manufacturing; materials procurement and inventory management; manufacturing and testing of printed circuit board assemblies ("PCBAs") , memory modules and systems; quality assurance; and end-order fulfillment.

           MCMS provides services on both a turnkey and consignment basis. Under a consignment arrangement, the OEM procures the components and the Company assembles and tests them in exchange for a service fee. Under a turnkey arrangement, the Company assumes responsibility for both the procurement of components and their assembly. Turnkey manufacturing generates higher net sales than consignment manufacturing due to the generation of revenue from materials as well as labor and manufacturing overhead. Turnkey manufacturing also typically results in lower gross margins than consignment manufacturing. Consignment revenues accounted for 10.3% and 4.6% of the Company's net sales for the three months ended December 2, 1999 and December 3, 1998, respectively.

Results of Operations
	Three months ended
	December 2,	December 3,
	1999	1998

Net sales	100.0%	100.0%
Costs of sales	93.9	94.3
Gross margin	6.1	5.7
Selling, general and administrative expenses	5.8	4.6
Income from operations	0.3	1.1
Interest expense (income), net	5.3	5.2
Other	-	0.1
Loss before taxes	(5.0)	(4.2)
Income tax benefit	-	(2.0)
Net income loss	(5.0)% ======	(2.2)% =======
Depreciation and amortization (1)	4.2% ======	3.8% =======

(1) For the three months ended December 2, 1999 and December 3, 1998 depreciation and amortization amount excludes $235,000 and $233,000 respectively of deferred loan amortization that was expensed as interest.

Three Months Ended December 2, 1999 Compared to the three months ended December 3, 1998

          Net Sales. Net sales for the three months ended December 2, 1999 increased by $8.8 million, or 9.6%, to $100.0 million from $91.2 million for the three months ended December 3, 1998. The increase in net sales is primarily the result of a higher volume of PCBA shipments to customers in the networking and telecommunications industries. The Company's sales also increased due to higher volumes of system level assembly and consigned module shipments. These increases were partially offset by lower PCBA prices. The Company's sales to its two largest customers decreased to 50.8% of consolidated sales for the three months ended December 2, 1999 from 64.6% of consolidated sales for the corresponding period of fiscal 1999.

          Net sales attributable to foreign subsidiaries totaled $18.5 million for the three months ended December 2, 1999, compared to $7.1 million for the corresponding period of fiscal 1999. The growth in foreign subsidiary net sales is primarily the result of increased PCBA shipments at the Company's Malaysia operation. This increase was partially offset by sales to a significant customer of the Belgium operation which were on a turnkey model during the three months ended December 3, 1998, but on a consignment model during the three months ended December 2, 1999. The Company leased a manufacturing facility in Monterrey, Mexico during the first quarter of fiscal 2000 and anticipates sales to commence from this location in the second quarter of fiscal 2000.

           Gross Profit. Gross profit for the three months ended December 2, 1999 increased by $0.9 million, or 17.3%, to $6.1 million from $5.2 million for the three months ended December 3, 1998. Gross margin for the three months ended December 2, 1999 increased to 6.1% of net sales from 5.7% for the comparable period ended December 3, 1998. Gross profit varies from period to period and is affected by, among other things, product mix, component costs, capacity utilization and pricing. The increase in gross profit primarily resulted from higher volumes of consigned modules and system level products shipped during the period. These increases were offset in part by lower prices on PCBA's and reduced capacity utilization at the Durham, North Carolina operation. The increase in gross margin was due to improved efficiencies in both consigned modules and system level assembly.

           Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") for the three months ended December 2, 1999 increased by $1.6 million, or 38.1%, to $5.8 million from $4.2 million for the three months ended December 3, 1998. This increase for the three months ended December 2, 1999 was primarily the result of additional expenses in program management, information technology and executive management required to support the Company's global expansion and anticipated future growth. During the three months ended December 2, 1999, SG&A expenses included a non-cash foreign currency expense of $0.1 million, while the corresponding period of fiscal 1999 included a non-cash foreign currency gain of $0.5 million. In addition, the Company incurred $0.2 million of start-up costs associated with the Company's recently established Monterrey, Mexico operation.

           Provision (Benefit) for Income Taxes. There was no income tax expense or benefit for the three months ended December 2, 1999 compared to a benefit of $1.8 million for the three months ended December 3, 1998. There was no effective rate of tax benefit for the three months ended December 2, 1999, as compared to 46.7% for the corresponding period of fiscal 1999. The decrease in the effective rate of the tax benefit during the three months ended December 2, 1999 relative to the corresponding period of fiscal 1999 was primarily due to an increase in the valuation allowance eliminating any income tax benefit for the three months ended December 2, 1999. The Company does not provide for U.S. tax on the earnings of some of its foreign subsidiaries.

           Net Loss. For the reasons stated above, net loss for the three months ended December 2, 1999 increased by $3.0 million to a loss of $5.0 million from a loss of $2.0 million for the three months ended December 3, 1998. As a percentage of net sales, net loss for the three months ended December 2, 1999 was 5.0% compared to 2.2% for the three months ended December 3, 1998.

Liquidity and Capital Resources

           During the first quarter of fiscal 2000, net cash consumed by operating activities was $1.5 million, net cash used by investing activities was $1.5 million and net cash provided by financing activities was $3.0 million. Exchange rate changes had a nominal effect on cash. Net cash used by investing activities during the first quarter of fiscal 2000 primarily consisted of capital expenditures of $1.5 million for facility upgrades and expansion of manufacturing capacity in Malaysia and Mexico. Net cash generated from financing activities resulted from net borrowings under the Company's existing credit facilities.

           The cash consumed by operations of $1.5 million was primarily due to an increase in inventory of $7.6 million during the first quarter of fiscal 2000. The growth in inventory included increases in raw materials, work in process and finished goods of $3.8 million, $1.8 million and $2.0 million, respectively, resulting primarily from delivery delays by two of the Company's key customers. The Company was able to partially offset the cash outflow for inventories through an improvement in its receivable balances during the first three months of fiscal 2000. The average collection period for accounts receivable and the average inventory turns were 41.2 days and 7.9 turns during the three months ended December 2, 1999 compared to 38.5 days and 8.7 turns during the corresponding period in fiscal 1999. The average collection period and average inventory turn level vary as a function of sales volume, sales volatility, product mix, payment terms with customers and suppliers and the mix of consigned and turnkey business.

           The Company has a $60 million Credit Facility (the "Credit Facility") which matures on February 26, 2004. The Credit Facility includes a $10 million equipment loan facility restricted to the purchase of property, plant and equipment and a $50 million revolving credit facility. Amounts available to borrow under the revolving credit facility vary depending on accounts receivable, inventory and equipment balances, which serve as collateral along with substantially all of the other assets of the Company. The Credit Facility contains a covenant requiring that the Company maintain a fixed charge ratio of not less than 1.0 to 1.0, provided, however, that this fixed charge ratio covenant will not be applied to any fiscal quarter during the term as long as adequate collateral is available. As of January 6, 2000, the Company had a $29.1 million outstanding balance under the revolving credit facility and a $3.4 million outstanding balance on the equipment loan facility. On January 6, 2000, the Company had approximately $11 million available to borrow under the Credit Facility without triggering the fixed charge ratio covenant, and $6.6 million available to borrow under the equipment loan facility, respectively. Had the Company consumed its adjusted availability and been required to test the fixed charge ratio covenant, the test would not have been satisfied.

            The Company's principal sources of future liquidity are cash flows from operating activities and borrowings under the Credit Facility. The Company is highly leveraged and believes that these sources should provide sufficient liquidity and capital resources to meet its near-term working capital and capital expenditures obligations. No assurance can be given, however, that this will be the case. Depending upon rate of growth and profitability and the ability of the Company to manage its working capital effectively, including its inventory turns and accounts receivable collection period, the Company may require additional equity or debt financing to meet its interest payments, working capital requirements and/or capital equipment needs. There can be no assurance that additional financing will be available when required or, if available, will be on terms satisfactory to the Company. The Company's future operating performance and ability to service or refinance the notes and to repay, extend or refinance the Credit Facility will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control. See "Certain Factors--High Level of Indebtedness; Ability to Service Indebtedness and Satisfy Preferred Stock Dividend Requirements."

Year 2000 Compliance

          State of Readiness

          The Year 2000 presents many issues for the Company because many computer hardware and software systems use only the last two digits to refer to a calendar year. Consequently, these systems may fail to process dates correctly after December 31, 1999, which may cause system failures. In October 1997, the Company established a cross-functional team chartered with the specific task of evaluating all of the Company's software, equipment and processes for Year 2000 compliance. This team determined that a substantial portion of the Company's systems, including its company-wide ERP system, were not Year 2000 compliant and, therefore, developed a plan to resolve this issue which includes, among other things, implementing a new ERP system. The Company substantially completed implementation of this software in its North American operations late in the third quarter of fiscal 1999, in its Malaysian operation early in the fourth quarter of fiscal 1999 and in its Belgian operation in late 1999. In addition, the Company retained the services of outside consulting firms to review and assess the Company's evaluation and implementation plan. Preliminary results indicate that the Company's new ERP system and all "mission critical" Company information systems have performed without Year 2000 related failure after December 31, 1999.

          As part of the Company's Year 2000 compliance evaluation, the Company has contacted key suppliers and significant customers to determine the extent to which the Company is exposed to third party failure to remedy their Year 2000 compliance issues. In addition, the Company joined a Year 2000 high tech consortium comprised of a number of companies in the electronics industry. The mission of the consortium is to provide a framework to facilitate the sharing of information and practices concerning the Year 2000 readiness of suppliers as well as develop and utilize standardized tools and methods to assess, mitigate and plan for potential Year 2000 disruptions. The Company believes that its efforts and membership in the high tech consortium have significantly assisted in the Year 2000 assessment of key suppliers and customers. While there can be no assurance that such efforts and membership will adequately protect the Company from disruptions caused by the failure of some or all of the Company's key suppliers and customers to be Year 2000 compliant, the Company has not experienced, to date, any disruption caused by the failure of any supplier or customer to be Year 2000 compliant. However, the Company believes that the Year 2000 compliance status of its suppliers and customers is still largely unknown and will only become more evident to the Company over the next several months.

          Costs

          The total costs, whether capitalized or expensed, associated with implementation and system modification were approximately $11.8 million, including $0.4 million during the first quarter of fiscal 2000. This amount includes costs associated with the implementation of new systems that will be Year 2000 compliant even though such compliance was not the primary reason for installation.

          Contingency Plan

          The Company has developed contingency plans, where practicable, designed to address other areas of the Company affected by the Year 2000 problem, including problems which might arise from the failure of the Company's key suppliers to timely and adequately address Year 2000 issues. Contingency plans with respect to supplier Year 2000 problems may include, among other things, dual sourcing the supply of materials, creating a materials buffer or changing suppliers. However, there can be no assurance such contingency plans will be adequate to cover all Year 2000 issues that the Company may experience or that the Company will be able to develop contingency plans on a timely basis, which could have a material adverse effect on the Company's business, financial condition and results of operations.

          Risks Associated with the Company's Year 2000 Issues

          The Company believes that because of modifications it has made to existing software and its conversion to new software, such as the BaaN ERP system, the Year 2000 issue will not pose significant operational problems for the Company's information systems.

While the Company is not presently experiencing any disruption caused by the failure of any supplier to be Year 2000 compliant, failure of third party suppliers to be Year 2000 compliant could create a need for the Company to change suppliers and otherwise impair the sourcing of components, raw materials or services to the Company, or the functionality of such components or raw materials, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. The failure of customers to be Year 2000 compliant could effect collections of the Company's receivables from such customers, cause the cancellation or rescheduling of existing customer orders or effect the placement of new orders from customers, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. At present, the Year 2000 compliance status of the Company's customer's and suppliers is still largely unknown and will become more evident over the next several months.

          In addition, the Company's Year 2000 compliance efforts have caused significant strain on the Company's information technology resources and, as a result, have caused the deferral or cancellation of other important Company projects. There can be no assurance that the delay or cancellation of such projects will not have a material adverse affect on the Company's business, financial condition and results of operations.

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

High Level of Indebtedness; Ability to Service Indebtedness and Satisfy Preferred Stock Dividend Requirements

           The Company is highly leveraged. At December 2, 1999, the Company had approximately $210.3 million of total indebtedness and Series B 12 1/2% Senior Preferred Stock (the "Redeemable Preferred Stock") outstanding with an aggregate liquidation preference of $31.1 million. The Company may incur additional indebtedness from time to time to provide for working capital or capital expenditures or for other purposes, subject to certain restrictions in the (i) the Credit Facility (ii) the Indenture (the "Indenture") governing the Company's Series 9 3/4% Senior Subordinated Notes due 2008 and the Series B Floating Interest Rate Subordinated Term Securities due 2008 (collectively, the "Notes"), (iii) the Certificate of Designation relating to the Redeemable Preferred Stock (the "Certificate of Designation") and (iv) the Indenture (the "Exchange Indenture") governing the 12 1/2% Subordinated Exchange Debentures (the "Exchange Debentures") due 2010 issuable in exchange for the Redeemable Preferred Stock.

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

Restrictions Imposed by Terms of Indebtedness and Redeemable Preferred Stock

           The Indenture, the Certificate of Designation, the Exchange Indenture and the Credit Facility contain certain covenants that restrict, among other things, the ability of the Company and its subsidiaries to incur additional indebtedness, consummate certain assets sales and purchases, issue preferred stock, incur liens, pay dividends or make certain other restricted payments, enter into certain transactions with affiliates, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of the Company and its subsidiaries, none of which impaired the Company's ability to conduct business in the first quarter of fiscal 2000. A breach of any of these covenants could result in a default under the Credit Facility, the Indenture and the Exchange Indenture and would violate certain provisions of the Certificate of Designation. The Credit Facility contains a covenant requiring that the Company maintain a fixed charge ratio of not less than 1.0 to 1.0, provided, however, that this fixed charge ratio covenant will not be applied to any fiscal quarter during the term as long as adequate collateral is available. As of December 2, 1999, had the Company consumed its adjusted availability and been required to test the fixed charge ratio covenant, the test would not have been satisfied. In the event the Company does not meet such tests, the availability of capital from bank borrowings, including but not limited to the ability to access the Credit Facility, could be adversely affected. The inability to borrow under the Credit Facility could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Capital Requirements

           The Company believes that, in order to achieve its long-term expansion objectives and maintain and enhance its competitive position, it will need significant financial resources over the next several years for capital expenditures, including investments in manufacturing capabilities and management information systems, working capital and debt service. The Company has added significant manufacturing capacity and increased capital expenditures since 1995. More recently, the Company completed a significant expansion of the Penang, Malaysia operations (September 1999) and leased a new facility in Monterrey, Mexico (October 1999). As overall expansion continues, the Company will focus its capital expenditures on the equipment necessary to support new product production, and the technologies and/or equipment necessary to increase the performance and the cost efficiency of its manufacturing operations. The precise amount and timing of the Company's future funding needs cannot be determined at this time and will depend upon a number of factors, including the demand for the Company's services and the Company's management of its working capital. The Company may not be able to obtain additional financing on acceptable terms or at all. If the Company is unable to obtain sufficient capital, it could be required to reduce or delay its capital expenditures and facilities expansion, which could materially adversely affect the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

Customer Concentration; Dependence on Certain Industries

           At any given time, certain customers may account for significant portions of the Company's net sales. For the first quarter of fiscal 2000, approximately 77% of net sales were derived from customers in the networking and telecommunications industries and 15% from customers in the computer industry. In addition, for the first quarter of fiscal 2000, the Company's ten largest customers accounted for approximately 84.0% of net sales. The Company's top two customers accounted for approximately 38.3% and 12.5% of net sales in the first quarter of 2000. In addition, the Company has another major customer that operates under a consignment manufacturing model and, while sales are less than 10% of total revenue, the customer makes a significant contribution to the Company's overall financial performance. Moreover, the Company has significant customer concentration at the site level. Volatility in demand from these customers may lead to reduced site capacity utilization and have a negative effect on the Company's gross margin. Decreases in sales to or margins with these or any other key customers could have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations."

           During the fourth quarter of fiscal 1999, the Company reached a decision with its second largest customer to reduce the scope of their relationship. During the first quarter of fiscal 2000, the Company continued to provide manufacturing services to support certain more mature programs, but began to transition support of certain other programs. While the financial impact of such transition is still evolving, the Company anticipates that it may experience a negative impact to its profitability if and to the extent it is unable to replace this business in a timely manner.

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

           In addition, the Company is dependent upon the continued growth, viability and financial stability of its OEM customers, which are in turn substantially dependent on the growth of the networking, telecommunications, computer systems and other industries. These industries are subject to rapid technological change, product obsolescence and price competition. In addition, many of the Company's customers in these industries are affected by general economic conditions. Currency devaluations and economic slowdowns may have an adverse effect on the results of operations of certain of the Company's OEM customers, and in turn, their orders from the Company. These and other competitive factors affecting the networking, telecommunications and computer system industries in general, and the Company's OEM customers in particular, could have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, any further volatility in the market for DRAM components could have a material adverse effect on Micron Technology, Inc., which has historically been one of the Company's major customers, and consequently the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations."

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

Management of Growth

           In September 1999, the Company completed a significant expansion of the Penang, Malaysia operations, and in October 1999, leased a facility in Monterrey, Mexico. Continued expansion has caused, and will continue to cause, strain on the Company's infrastructure, including its managerial, technical, financial, information systems and other resources. To manage further growth, the Company must continue to enhance financial and operational controls, develop or hire additional executive officers and other qualified personnel. Continued growth will also require increased investments to add manufacturing capacity and to enhance management information systems. There can be no assurance that the Company will be able to scale its internal infrastructure and other resources to effectively manage growth and the failure to do so could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Dependence on Key Personnel

           During the first quarter of fiscal 2000, the Company appointed Rick Rowe as Chief Executive Officer ("CEO"). In order to provide executive leadership and focus on customer initiatives within MCMS, Mr. Subia transitioned to President and Chief Sales and Marketing Officer with responsibility for directing the Company's global sales and marketing strategy. Mr. Subia will continue to serve on the Company's Board of Directors.

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

Competition

           The electronics manufacturing services industry is intensely competitive and subject to rapid change, and includes numerous regional, national and international companies, a number of which have achieved substantial market share. The Company believes that the primary competitive factors in its targeted markets are manufacturing technology, product quality, responsiveness and flexibility, consistency of performance, range of services provided, the location of facilities and price. To be competitive, the Company must provide technologically advanced manufacturing services, high quality products, flexible production schedules and reliable delivery of finished products on a timely and price competitive basis. Failure to satisfy any of the foregoing requirements could materially and adversely affect the Company's competitive position. The Company competes directly with a number of EMS firms, including Celestica International Holdings Inc., Flextronics International, Ltd., Jabil Circuits, Inc., SCI Systems, Inc., Sanmina Corporation and Solectron Corporation. The Company also faces indirect competition from the captive manufacturing operations of its current and prospective customers, which continually evaluate the merits of manufacturing products internally rather than using the services of EMS providers. Many of the Company's competitors have more geographically diversified manufacturing facilities, international procurement capabilities, research and development and capital and marketing resources than the Company. In addition, the Company may be at a competitive disadvantage because some of the Company's competitors are less financially leveraged, resulting in, among other things, greater operational and financial flexibility for such competitors. See "Certain Factors--High Level of Indebtedness; Ability to Service Indebtedness and Satisfy Preferred Stock Dividend Requirements." In recent years, the EMS industry has attracted new entrants and many existing participants have substantially expanded their manufacturing capacity by expanding their facilities through both internal expansion and acquisitions. In the event of a decrease in overall demand for EMS services, this increased capacity could result in substantial pricing pressures, which could have a material adverse effect on the Company's business, financial condition and results of operations.

International Operations

           The Company currently offers EMS capabilities in North America, Asia and Europe. Commencing in the second quarter of fiscal 2000, the Company will also have EMS capabilities in Mexico. Management believes that the percentage of the Company's revenue derived from international sales will increase in the future as OEMs look for low-cost solutions for their more mature and price sensitive products and seek manufacturing near the markets where their products will be sold and distributed. In the first quarter of fiscal 2000, net sales attributable to foreign operations totaled $18.5 million or 18.5% of total net sales. The Company may be affected by economic and political conditions in each of the countries in which it operates and certain other risks of doing business abroad, including fluctuations in the value of currencies, import duties, changes to import and export regulations (including quotas), possible restrictions on the transfer of funds, employee turnover, labor or civil unrest, long payment cycles, greater difficulty in collecting accounts receivable, the burdens, cost and risk of compliance with a variety of foreign laws, and, in certain parts of the world, political and economic instability. In addition, the attractiveness of the Company's services to its United States customers is affected by United States trade policies, such as "most favored nation" status and trade preferences, which are reviewed periodically by the United States government. Changes in policies by the United States or foreign governments could result in, for example, increased duties, higher taxation, currency conversion limitations, hostility toward United States-owned operations, limitations on imports or exports, or the expropriation of private enterprises, any of which could have a material adverse effect on the Company's business, financial condition or results of operations. The Company's Belgian operations are subject to labor union agreements covering managerial, supervisory and production employees, which set standards for, among other things, the maximum number of working hours and minimum compensation levels. In addition, economic considerations may make it difficult for the Company to compete effectively compared to other lower cost European locations. The Company's Malaysian operations and assets are subject to significant political, economic, legal and other uncertainties customary for businesses located in Malaysia.

           The Company's international operations are based in Belgium and Malaysia. Commencing in the second quarter of fiscal 2000, the Company will also have operations in Mexico. The functional currencies of the Company's international operations are the Belgian Franc and the Malaysian Ringgit. The Company's financial performance may be adversely impacted by changes in exchange rates between these currencies and the U.S. dollar. Fixed assets for the Belgian and Malaysian operations are denominated in each entity's functional currency and translation gains or losses will occur as the exchange rate between the local functional currency and the U.S. dollar fluctuates on each balance sheet reporting date. The Company's equity investment in Malaysia is long-term in nature and, therefore, any translation adjustments are shown as a separate component of shareholders' equity and do not effect the Company's net income (loss). Prior to fiscal 2000, the Company's investment in Belgium was considered short-term in nature. In the first quarter of fiscal 2000, the Company deemed a portion of its Belgium investment as long-term. The Company's cumulative translation losses as of December 2, 1999, were $0.2 million and $2.2 million for the Belgian and Malaysian operations, respectively. An additional risk is that certain working capital accounts such as accounts receivable and accounts payable are denominated in currencies other than the functional currency and may give rise to exchange gains or losses upon settlement or at the end of any financial reporting period. Sales in currencies other than the functional currency were approximately 0.8% and 16.0% of consolidated sales for the quarter ended December 2, 1999 for Belgium and Malaysia, respectively. The Company's transaction losses for the fiscal quarter ended December 2, 1999 were $0.1 million for the Belgian operations. There were no transaction gains or losses for the Malaysian operations during this same period. In September 1998, the Malaysian government imposed currency control measures which, among other things, fixed the exchange rate between the United States dollar and the Malaysian Ringgit and made it more difficult to repatriate the Company's investments. The Company attempts to minimize the impact of exchange rate volatility by entering into U.S. dollar denominated transactions whenever possible for purchases of raw materials and capital equipment and by keeping minimal cash balances of foreign currencies. Direct labor, manufacturing overhead, and selling, general and administrative costs of the international operations are also denominated in the local currencies. Transaction losses are reflected in the Company's net income. As exchange rates fluctuate, the Company will continue to experience translation and transaction adjustments related to its investments in Belgium and Malaysia which could have a material and adverse effect on the Company's business, financial condition and results of operations.

ERP System Implementation

           In October 1997, the Company began implementation of ERP software provided by BaaN U.S.A., Inc. (the "BaaN ERP System") to, among other things, accommodate the future growth and requirements of the Company. The Company's selection of the BaaN ERP System was based upon a number of items it deemed critical, and included among other things, multi-site and foreign currency capabilities, 7x24 hour system availability, enhanced customer communications, end-order fulfillment and other mix mode manufacturing support and year 2000 compliance. The Company substantially completed implementation of this software in its North American operations late in the third quarter of fiscal 1999, in its Malaysian operation in the fourth quarter of fiscal 1999 and in its Belgian operation in late 1999 . While the Company believes the ERP implementation has been successful, the Company has encountered certain operational issues and will be required to enhance and optimize the system.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           As of December 2, 1999, the Company had $210.3 million of total debt outstanding, of which $65.1 million is floating interest rate borrowings and is subject to periodic adjustments. As interest rates fluctuate the Company may experience interest expense increases that may materially impact financial results. For example, if interest rates were to increase or decrease by 1% the result would be an annual increase or decrease of approximately $650,000 to interest expense.

           The Company uses the U.S. dollar as its functional currency, except for its operations in Belgium and Malaysia. The Company has evaluated the potential costs and benefits of hedging potential adverse changes in the exchange rates between U.S. dollar, Belgian Franc and Malaysian Ringgit. Currently, the Company does not enter into derivative financial instruments because a substantial portion of the Company's sales in these foreign operations are in U.S dollars. The assets and liabilities of these two operations are translated into U.S. dollars at exchange rates in effect at the period end date. Income and expense items are translated at the year-to-date average rate. Aggregate transaction losses included in net loss for the first quarter ended December 2, 1999 were $0.1 million and $0.0 million for the Belgian and Malaysian operations, respectively.

PART II OTHER INFORMATION

ITEM 6. EXHIBITS

  The following are filed as part of this report:

Exhibit	Description

10.9(d)	Employment Agreement, dated as of December 3, 1999, by and between MCMS, Inc. and Richard Rowe

27	Financial Data Schedules.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the registrant by the following duly authorized person.

                                                                                              MCMS, Inc.
                                                                                             (Registrant)

Date: January 11, 2000                               By: /s/         Chris J. Anton
                                                                                            Vice President, Finance and Chief
                                                                                            Financial Officer (Principal Financial
                                                                                            Officer and Accounting Officer)