Form 10-Q
period 2000-06-01
MCMS INC
filed 2000-07-14
CIK 1060356

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarter period ended                                           June 1, 2000

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

                  (208) 898-2600
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

Yes                  No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Shares of Class A Common Stock outstanding at June 1, 2000:	3,322,365
Shares of Class B Common Stock outstanding at June 1, 2000:	863,823
Shares of Class C Common Stock outstanding at June 1, 2000:	874,999

MCMS, INC.

INDEX

Part I.		Page

Item 1	Financial Information

	Unaudited Consolidated Balance Sheets -
	June 1, 2000 and September 2, 1999	3

	Unaudited Consolidated Statements of Operations -
	Three and Nine Months Ended June 1, 2000 and June 3, 1999	4

	Unaudited Consolidated Statements of Cash Flows -
	Nine Months Ended June 1, 2000 and June 3, 1999	5

	Notes to Unaudited Consolidated Financial Statements	6

Item 2	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	9

	Certain Factors	13

Item 3	Quantitative and Qualitative Disclosures about Market Risk	18

Part II.	Other Information

	Item 6 Exhibits	19

	Signatures	20

PART I   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

MCMS, INC. CONSOLIDATED BALANCE SHEETS (UNAUDITED) (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
	June 1,	September 2,
As of	2000	1999
ASSETS
Current Assets:
Cash	$ -	$ -
Trade account receivable, net of allowances for doubtful accounts of $177 and $258	39,501	49,469
Inventories	66,574	43,975
Deferred income taxes	-	344
Other current assets	1,400	626
Total current assets	107,475	94,414
Property, plant and equipment, net	58,929	64,618
Other assets	6,499	7,510
Total assets	$ 172,903	$ 166,542
	=======	=======
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
Current portion of long-term debt	$ 408	$ 322
Accounts payable and accrued expenses	72,298	57,355
Advance payment from customer	5,000	-
Interest payable	4,888	334
Total current liabilities	82,594	58,011
Long-term debt, net of current portion	199,790	206,957
Long-term debt - related parties	8,700	-
Other liabilities	3,300	2,804
Total liabilities	294,384	267,772

Redeemable preferred stock, no par value, 750,000 shares authorized; 330,297 and 301,179 shares issued and outstanding, respectively; mandatory redemption value of $33.0 million and $30.1 million, respectively	32,242	29,267
SHAREHOLDERS' DEFICIT
Series A convertible preferred stock, par value $0.001 per share, 6,000,000 shares authorized; 3,261,177 shares issued and outstanding; aggregate liquidation preference of $36,949,135	3	3
Series B convertible preferred stock, par value $0.001 per share, 6,000,000 shares authorized; 863,823 shares issued and outstanding; aggregate liquidation preference of $9,787,115	1	1
Series C convertible preferred stock, par value $0.001 per share, 1,000,000 shares authorized; 874,999 shares issued and outstanding; aggregate liquidation preference of $9,913,739	1	1
Class A common stock, par value $0.001 per share, 30,000,000 shares authorized; 3,322,365 and 3,296,490 shares issued and outstanding, respectively	3	3
Class B common stock, par value $0.001 per share, 12,000,000 shares authorized; 863,823 shares issued and outstanding	1	1
Class C common stock, par value $0.001 per share, 2,000,000 shares authorized; 874,999 shares issued and outstanding	1	1
Additional paid-in capital	56,888	59,806
Accumulated other comprehensive loss	(2,501)	(2,207)
Accumulated deficit	(208,070)	(188,056)
Less treasury stock at cost:
Series A convertible preferred stock, 3,676 shares outstanding	(42)	(42)
Class A common stock, 3,676 shares outstanding	(8)	(8)
Total shareholders' deficit	(153,723)	(130,497)
Total liabilities and shareholders' deficit	$ 172,903	$ 166,542
	=======	=======

MCMS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
	Three months ended		Nine months ended
	June 1,	June 3,	June 1,	June 3,
	2000	1999	2000	1999

Net sales	$ 113,474	$ 110,305	$ 312,546	$ 317,896
Cost of goods sold	108,095	103,917	298,000	300,310

Gross profit	5,379	6,388	14,546	17,586

Selling, general and administrative	5,586	5,846	18,126	16,855

Income (loss) from operations	(207)	542	(3,580)	731

Other expense :
Interest, net	5,669	5,023	16,340	14,669
Other	-	-	-	45

Loss before taxes and Extraordinary item	(5,876)	(4,481)	(19,920)	(13,983)

Income tax expense (benefit)	64	-	94	(3,497)

Loss before extraordinary item	(5,940)	(4,481)	(20,014)	(10,486)

Extraordinary item - loss on early extinguishment of debt, net of income tax benefit of $403	-	-	-	(617)

Net loss	(5,940)	(4,481)	(20,014)	(11,103)

Redeemable preferred stock dividends
and accretion of preferred stock discount	(1,022)	(945)	(2,976)	(2,678)

Net loss available to common stockholders	$ (6,962)	$ (5,426)	$ (22,990)	$ (13,781)
	=======	======	=======	=======
Net loss per common share - Basic and diluted:
Loss before extraordinary item	$ (1.38)	$ (1.08)	$ (4.57)	$ (2.63)
Extraordinary item	-	-	-	(0.12)

Net loss per share	$ (1.38)	$ (1.08)	$ (4.57)	$ (2.75)

Weighted average common shares outstanding - basic and diluted:	5,042,834	5,004,903	5,035,369	5,014,711
	=======	======	=======	=======

MCMS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (IN THOUSANDS)
	Nine months ended
	June 1,	June 3,
	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (20,014)	$ (11,103)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on extinguishment of debt	-	617
Depreciation and amortization	13,426	11,609
Loss (gain) on sale of property, plant and equipment	(27)	15
Changes in operating assets and liabilities:
Receivables	9,573	(8,195)
Inventories	(22,666)	(15,265)
Other assets	(1,147)	(1,077)
Deferred income taxes	687	550
Accounts payable and accrued expenses	13,198	10,477
Advance payment from customer	5,000	-
Interest payable	4,554	4,487
Deferred income taxes	1,306	(865)
Other long-term liabilities	(290)	22
Net cash provided by (used for) operating activities	3,600	(8,728)
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(5,305)	(13,913)
Proceeds from sales of property, plant and equipment	58	11
Net cash used for investing activities	(5,247)	(13,902)
CASH FLOWS FROM FINANCING ACTIVITIES
Capital contributions	59	48
Proceeds from borrowings (repayments) on line of credit	(7,125)	27,897
Proceeds from related parties loan	8,700	-
Proceeds from other borrowings	351	-
Repayments of other borrowings	(307)	(10,009)
Payment of deferred debt issuance costs	(100)	(1,274)
Purchase of treasury stock	-	(50)
Net cash provided by financing activities	1,578	16,612

Effect of exchange rate changes on cash and cash equivalents	69	6
Net decrease in cash and cash equivalents	-	(6,012)

Cash and cash equivalents at beginning of period	-	7,542

Cash and cash equivalents at end of period	$ -	$ 1,530
	=======	=======

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

2.     Effect of Recently Issued Accounting Standards

     In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. Subsequently, the SEC released SAB No. 101B, which delayed the implementation date of SAB No. 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company has not yet assessed the impact, if any, that SAB No. 101 might have on its financial position or results of operation.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. As amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133", SFAS No. 133 is effective for all fiscal quarters beginning after June 15, 2000. The Company will adopt SFAS No. 133 effective at the beginning of its fiscal year end 2001. The Company does not believe the adoption of SFAS No. 133 will have a material effect on its financial position or results of operations.

3.     Inventories

	June 1,	September 2,
	2000	1999

Raw materials and supplies	$ 42,762	$ 30,168
Work in process	21,263	12,453
Finished goods	2,549	1,354
	$ 66,574	$ 43,975
	=======	=======

4.     Accounts payable and accrued expenses
	June 1,	September 2,
	2000	1999

Trade accounts payable	$ 66,920	$ 51,562
Salaries, wages, and benefits	3,972	4,579
Other	1,406	1,214
	$ 72,298	$ 57,355
	=======	=======

5.     Advance payment from customer

     The $5,000,000 advance payment from customer represents a cash advance from a major customer, which was used by the Company to purchase raw material inventory in anticipation of manufacturing, testing and distributing electronic products ordered by the customer. The advance, secured by the customer's inventory in the Company's Malaysian operation, will remain in place until the customer, having provided thirty days notice, elects to have the cash advance applied against future deliveries.

6.      Long-term Debt
	June 1,	September 2,
	2000	1999

Revolving credit facility, principal payments at the Company's option to
February 26, 2004, interest due monthly, interest rates ranging from
8.50% to 9.50% (8.75% and 7.80% weighted average at June 1, 2000 and September 2, 1999, respectively)

	$ 20,715	$ 28,893
Equipment loan facility, principal payments, as defined, through February 26, 2004, interest due monthly, 9.75% and 8.50% interest rate at June 1, 2000 and September 2, 1999, respectively	4,075	3,022
Notes from Shareholders, principal and unpaid interest due on February 27, 2004, interest at LIBOR plus 3.25% (10.12% at March 2, 2000). See Note 6	8,700	-
Senior subordinated notes (the "Fixed Rate Notes"), unsecured, interest at 9.75% due semiannually, mature on March 1, 2008	145,000	145,000
Floating interest rate subordinated term securities, (the "Floating Rate Notes"), unsecured, interest due semiannually, mature on March 1, 2008, variable interest rate equal to LIBOR plus 4.63% (10.95% and 10.50% at June 1, 2000 and September 2, 1999, respectively)	30,000	30,000
Other notes payable, due in varying installments through November 26, 2000, interest rates from 3.51% to 6.81%	408	364

Total debt	208,898	207,279
Less long-term debt with related parties	(8,700)	-
Less current portion	(408)	(322)

Long-term debt, net of current portion	$ 199,790	$ 206,957
	=======	=======

     The Company has a $60 million Credit Facility (the "Credit Facility") which matures on February 26, 2004. The Credit Facility includes a $10 million equipment loan facility restricted to the purchase of property, plant and equipment and a $50 million revolving credit facility. Amounts outstanding under the Credit Facility bear interest at rates as defined in the agreement. Amounts available to borrow under the equipment loan facility are limited to the first three loan years. Amounts available to borrow under the revolving credit facility vary depending on domestic accounts receivable, inventory and equipment balances, which serve as collateral along with substantially all of the other assets of the Company. The Credit Facility restricts the Company's ability to incur additional indebtedness, to create liens or other encumbrances, to make certain investments, loans and guarantees and to sell or otherwise dispose of a substantial portion of its assets or to enter into any merger or consolidation. In February 2000, the Credit Facility was amended to allow for a loan from certain of the Company's shareholders (See Note 7). The Credit Facility also contains a covenant requiring that the Company maintain a fixed charge ratio of not less than 1.0 to 1.0, provided, however, that this fixed charge ratio covenant will not be applied to any fiscal quarter during the term as long as the gross borrowing availability exceeds $10.0 million. As of July 6, 2000, the Company had a $28.1 million outstanding balance under the revolving credit facility and $25.0 million of gross availability, of which $15.0 million was available to borrow without triggering the fixed charge ratio covenant. Had the Company been required to test the fixed charge ratio, the test would not have been satisfied. As of July 6, 2000, the Company had a $4.6 million outstanding balance on the equipment loan facility and $5.1 million of availability under the equipment loan facility. Any default under the Credit Facility could result in default of the Fixed Rate Notes, Floating Rate Notes and Redeemable Preferred Stock.

7.     Long-term Debt with Related Parties

     On February 29, 2000, the Company entered into an $8.7 million loan agreement with certain shareholders of the Company. The loans are evidenced by separate note agreements with the participating shareholders (the "Notes from Shareholders"). The Notes from Shareholders mature on February 27, 2004, subject to earlier prepayment, provided that all amounts due under the Credit Facility have been paid in full and all commitments under the Credit Facility have been terminated. Interest accrues at 90 day LIBOR + 3.25% (10.12% at June 1, 2000). The interest rate is subject to adjustment, if the interest rate under the Credit Facility is ever increased. Interest is payable monthly if a fiscal month's fixed charge ratio, as defined, exceeds 1.1 to 1.0, so long as no event of default has occurred under the Credit Facility or would occur as a result of an interest payment under this loan. Otherwise, interest is payable upon maturity of the notes.

8.     Redeemable Preferred Stock

     The Redeemable Preferred Stock is subject to mandatory redemption on March 1, 2010 and has a liquidation preference of $100 per share. The holders of Redeemable Preferred Stock are entitled to a cumulative 12-1/2% annual dividend based upon the liquidation preference per share of Redeemable Preferred Stock, payable quarterly. To date, the Company has paid all dividends in-kind.

9.     Loss Per Share

     Basic loss per share is computed using net loss increased by dividends on the Redeemable Preferred Stock divided by the weighted-average number of common shares outstanding. Diluted loss per share is computed using the weighted-average number of common and common stock equivalent shares outstanding. Common stock equivalent shares result from the assumed exercise of outstanding stock options and shares issuable upon the conversion of outstanding convertible securities and affect earnings per share only when they have a dilutive effect. The Company's basic loss per share and its fully diluted loss per share were the same for the three and nine months ended June 1, 2000 and June 3, 1999, respectively, because of the antidilutive effect of outstanding convertible securities and stock options.

10.     Income Taxes

     The Company had income tax expense of $64,000 and $94,000 for the three and nine months ended June 1, 2000, respectively, compared to no income tax expense or benefit for the three months ended June 3, 1999 and a $3.9 million income tax benefit for the nine months ended June 3, 1999. The effective rate of tax expense for the three and nine months ended June 1, 2000 was 1.1% and 0.5%, respectively, compared to no effective rate of income tax expense or benefit for the three months ended June 3, 1999 and a 26.0% effective rate of income tax benefit for the nine months ended June 3, 1999. During the three and nine months ended June 1, 2000, the Company's valuation allowance increased by $3.3 million and $10.3 million, respectively, to $15.0 million, which eliminates the income tax benefit that would have otherwise resulted from the losses.

11.     Comprehensive Loss

     The Company's comprehensive loss is comprised of net loss and foreign currency translation adjustments. Comprehensive loss was $5,971,000 and $20,308,000 for the three and nine months ended June 1, 2000, respectively. Comprehensive loss was $4,406,000 and $10,977,000 for the three and nine months ended June 3, 1999, respectively. The accumulated balance of foreign currency translation adjustments, excluded from net loss, is presented in the consolidated balance sheet as "Accumulated other comprehensive loss."

12.     Legal Matters

          From time to time, the Company has legal proceedings arising out of the normal course of business. Although it is possible that the Company may incur losses upon conclusion of such matters, an estimate of any loss or range of loss can not be made. In the opinion of management, it is expected that amounts, if any, which may be required to satisfy such contingencies, will not be material to the Company's financial position or results of operations.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements contained in this Form 10-Q that are not purely historical are forward-looking statements and are being provided in reliance upon the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. All forward-looking statements are made as of the date hereof and are based on current management expectations and information available to the Company as of such date. The Company assumes no obligation to update any forward-looking statement. It is important to note that actual results could differ materially from historical results or those contemplated in the forward-looking statements. Forward-looking statements involve a number of risks and uncertainties, and include trend information. Factors that could cause actual results to differ materially include, but are not limited to, those identified herein under "Certain Factors" and in other Company filings with the Securities and Exchange Commission. All quarterly references are to the Company's fiscal periods ended June 1, 2000, September 2, 1999 or June 3, 1999, unless otherwise indicated.

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

     MCMS provides services on both a turnkey and consignment basis. Under a consignment arrangement, the OEM procures the components and the Company assembles and tests them in exchange for a service fee. Under a turnkey arrangement, the Company assumes responsibility for both the procurement of components and their assembly. Turnkey manufacturing generates higher net sales than consignment manufacturing due to the generation of revenue from materials as well as labor and manufacturing overhead. Turnkey manufacturing also typically results in lower gross margins than consignment manufacturing. Consignment revenues accounted for 10.8% and 9.9% of the Company's net sales for the three and nine months ended June 1, 2000, respectively.

Results of Operations
	Three months ended		Nine months ended
	June 1,	June 3,	June 1,	June 3,
	2000	1999	2000	1999
Net sales	100.0%	100.0%	100.0%	100.0%
Costs of sales	95.3	94.2	95.4	94.5
Gross margin	4.7	5.8	4.6	5.5
Selling, general and administrative expenses	4.9	5.3	5.8	5.3
Income (loss) from operations	(0.2)	0.5	(1.2)	0.2
Interest expense, net	5.0	4.6	5.2	4.6
Other	-	-	-	-
Loss before taxes	(5.2)	(4.1)	(6.4)	(4.4)
Income tax benefit	-	-	-	1.1
Extraordinary loss	-	-	-	(0.2)
Net loss	(5.2)%	(4.1)%	(6.4)%	(3.5)%
	====	====	====	====
Depreciation and amortization (1)	3.7%	3.6%	4.1%	3.4%
	====	====	====	====

(1) For the three and nine months ended June 1, 2000, the depreciation and amortization amount excludes $242,000 and $712,000, respectively, of deferred loan amortization that was expensed as interest. For the three and nine months ended June 3, 1999, the depreciation and amortization amount excludes $234,000 and $700,000, respectively, of deferred loan amortization that was expensed as interest.

Three Months Ended June 1, 2000 Compared to Three Months Ended June 3, 1999

     Net Sales. Net sales for the three months ended June 1, 2000 increased by $3.2 million, or 2.9%, to $113.5 million from $110.3 million for the three months ended June 3, 1999. The increase in net sales is primarily the result of higher volumes of PCBA and system level shipments to customers in the networking and telecommunications industries. These increases were partially offset by lower sales to Fore Systems, Inc. ("Fore Systems"), who was historically the Company's second largest customer. Net sales to Fore Systems for the three months ended June 1, 2000 decreased by $18.2 million to $2.1 million from $20.3 million for the three months ended June 3, 1999. The Company substantially completed manufacturing services for Fore Systems during the third quarter of fiscal 2000.

     Net sales attributable to foreign subsidiaries totaled $33.7 million for the three months ended June 1, 2000, compared to $8.4 million for the corresponding period of fiscal 1999. The growth in foreign subsidiary net sales is primarily the result of increased complex PCBA shipments at the Company's Malaysia operation. During the three months ended June 1, 2000, the Company's Monterrey, Mexico operation recognized its first sales, which totaled $0.8 million.

     Gross Profit. Gross profit for the three months ended June 1, 2000 decreased by $1.0 million, or 15.6%, to $5.4 million from $6.4 million for the three months ended June 3, 1999. Gross margin for the three months ended June 1, 2000 decreased to 4.7% of net sales from 5.8% for the corresponding period of fiscal 1999. Gross profit and gross margin were adversely affected by reduced capacity utilization at one facility, start-up costs at new facilities and lower prices on PCBA's..

     Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") for the three months ended June 1, 2000 decreased by $0.2 million, or 3.4%, to $5.6 million from $5.8 million for the three months ended June 3, 1999. The decrease for the three months ended June 1, 2000 was primarily the result of a decrease in non-cash foreign currency expense of $0.4 million, offset in part by start-up costs at new facilities. The non-cash foreign currency expense primarily relates to an inter-company loan between the Company and its Belgian subsidiary.

          Interest expense. Interest expense for the three months ended June 1, 2000 increased by $0.7 million, or 14.0%, to $5.7 million from $5.0 million for the three months ended June 3, 1999. The increase was primarily due to a higher level of overall borrowings and higher interest rates on the Company's variable interest rate borrowings.

     Provision for Income Taxes. Income tax expense for the three months ended June 1, 2000 was $64,000 compared to no income tax expense or benefit for the three months ended June 3, 1999. The income tax expense for the three months ended June 1, 2000 resulted primarily from a mandatory minimum foreign income tax on its Mexican subsidiary. The effective rate of tax expense for the three months ended June 1, 2000 was 1.1%, compared to no effective rate of income tax expense or benefit for the corresponding period of fiscal 1999. During the three months ended June 1, 2000 and June 3, 1999, a valuation allowance eliminated any income tax benefit that would have otherwise resulted from the losses. The Company does not provide for U.S. tax on the earnings of its foreign subsidiaries and, therefore, the effective rate may vary significantly from period to period.

     Net Loss. For the reasons stated above, the net loss for the three months ended June 1, 2000 increased by $1.4 million to $5.9 million from $4.5 million for the three months ended June 3, 1999. As a percentage of net sales, net loss for the three months ended June 1, 2000 was 5.2% compared to 4.1% for the three months ended June 3, 1999.

Nine Months Ended June 1, 2000 Compared to Nine Months Ended June 3, 1999

     Net Sales. Net sales for the nine months ended June 1, 2000 decreased by $5.4 million, or 1.7%, to $312.5 million from $317.9 million for the nine months ended June 3, 1999. The decrease in net sales is primarily the result of lower sales to Fore Systems, offset in part by growth in demand for complex PCBA's, system level assemblies and consigned memory modules. Net sales to Fore Systems for the nine months ended June 1, 2000 decreased $43.1 million to $21.6 million from $64.7 million for the nine months ended June 3, 1999. The Company substantially completed manufacturing services for Fore Systems during the third quarter of fiscal 2000.

     Net sales attributable to foreign subsidiaries totaled $71.0 million for the nine months ended June 1, 2000, compared to $22.6 million for the corresponding period of fiscal 1999. The growth in foreign subsidiary net sales is primarily the result of increased complex PCBA shipments at the Company's Malaysia operation. During the three months ended June 1, 2000, the Company's Monterrey, Mexico operation recognized its first sales, which totaled $0.8 million.

     Gross Profit. Gross profit for the nine months ended June 1, 2000 decreased by $3.1 million, or 17.6%, to $14.5 million from $17.6 million for the nine months ended June 3, 1999. Gross margin for the nine months ended June 1, 2000 decreased to 4.6% of net sales from 5.5% for the corresponding period of fiscal 1999. Gross profit and gross margin were adversely affected by reduced capacity utilization at one facility, start-up costs at new facilities and lower prices on PCBA's .

     Selling, General and Administrative Expenses. SG&A expenses for the nine months ended June 1, 2000 increased by $1.2 million, or 7.1%, to $18.1 million from $16.9 million for the nine months ended June 3, 1999. This increase was primarily the result of $0.8 million of start-up costs associated with new facilities. In addition during the nine months ended June 1, 2000, the Company incurred more expenses in program management, information technology and executive management to support the Company's global expansion and anticipated growth.

     Interest expense. Interest expense for the nine months ended June 1, 2000 increased $1.6 million, or 10.9%, to $16.3 million from $14.7 million for the nine months ended June 3, 1999. The increase was primarily due to a higher level of overall borrowing and higher interest rates on the Company's variable interest rate borrowings.

     Provision for Income Taxes. Income tax expense for the nine months ended June 1, 2000 was $94,000 compared to a benefit of $3.9 million for the nine months ended June 3, 1999. The income tax expense for the nine months ended June 1, 2000 resulted primarily from a mandatory minimum foreign income tax on its Mexican subsidiary. The effective rate of tax expense for the nine months ended June 1, 2000 was approximately 0.5%, compared to a 26.0% income tax benefit for the corresponding period of fiscal 1999. The overall decrease in the effective tax rate during the nine months ended June 1, 2000, relative to the corresponding period of fiscal 1999 was primarily due to an increase in the valuation allowance. During the nine months ended June 1, 2000, the valuation allowance eliminated any income tax benefit that would have otherwise resulted from the losses. The Company does not provide for U.S. tax on the earnings of its foreign subsidiaries and, therefore, the effective rate may vary significantly from period to period.

     Extraordinary loss. The extraordinary after tax loss of the $0.6 million for the nine months ended June 3, 1999 resulted from the write-off of deferred financing costs related to the early retirement of a revolving credit facility.

     Net Loss. For the reasons stated above, net loss for the nine months ended June 1, 2000 increased by $8.9 million to a loss of $20.0 million from a loss of $11.1 million for the nine months ended June 3, 1999. As a percentage of net sales, net loss for the nine months ended June 1, 2000 was 6.4% compared to 3.5% for the nine months ended June 3, 1999.

Liquidity and Capital Resources

     During the first nine months of fiscal 2000, net cash provided by operating activities was $3.6 million. Net cash used by investing activities was $5.2 million and net cash provided by financing activities was $1.6 million. Exchange rate changes had a nominal effect on cash. Net cash used by investing activities during the first nine months of fiscal 2000 primarily consisted of capital expenditures of $5.3 million to upgrade, expand and establish manufacturing capacity in Nampa, Malaysia and Mexico. Net cash generated from financing activities primarily resulted from an $8.7 million loan from certain of the Company's stockholders, off-set in part by repayments on the Company's existing credit facility and other debt.

     The $3.6 million of cash provided by operations during the nine months ended June 1, 2000 was effected by a combination of factors. A significant factor contributing to an increase in operating cash was a $9.6 million reduction in the Company's accounts receivable. For the three and nine months ended June 1, 2000, the average accounts receivable collection period was 29.3 days and 34.9 days, respectively, compared to 38.9 days and 37.6 days for the corresponding periods of fiscal 1999. Significant factors contributing to a decrease in operating cash during the nine months ended June 1, 2000, was a $22.7 million increase in inventory, off-set in part by a $13.2 million increase in accounts payable and a $5.0 million customer advance to fund inventory purchases. For the three and nine months ended June 1, 2000, the average inventory turns were 7.0 and 7.3, respectively, compared to 9.9 and 9.6 for the corresponding periods of fiscal 1999. For the three and nine months ended June 1, 2000, the average trade accounts payable payment period was 49.0 days and 48.0 days, respectively, compared to 41.9 days and 44.3 days for the corresponding periods of fiscal 1999. The average collection period and average inventory turn levels vary, among other things, as a function of sales volume, sales volatility, product mix, payment terms with customers and suppliers and the mix of consigned and turnkey business.

     The Company has a $60 million credit facility (the "Credit Facility") which matures on February 26, 2004. The Credit Facility includes a $10 million equipment loan facility restricted to the purchase of property, plant and equipment and a $50 million revolving credit facility. Amounts available to borrow under the revolving credit facility vary depending on domestic accounts receivable, inventory and equipment balances, which serve as collateral along with substantially all of the other assets of the Company. The Credit Facility restricts the Company's ability to incur additional indebtedness, to create liens or other encumbrances, to make certain investments, loans and guarantees and to sell or otherwise dispose of a substantial portion of its assets or to enter into any merger or consolidation. In February 2000, the Credit Facility was amended to allow for a loan from certain of the Company's shareholders. The Credit Facility also contains a covenant requiring that the Company maintain a fixed charge ratio of not less than 1.0 to 1.0, provided, however, that this fixed charge ratio covenant will not be applied to any fiscal quarter during the term as long as the gross borrowing availability exceeds $10.0 million. As of July 6, 2000, the Company had a $28.1 million outstanding balance under the revolving credit facility and $25.0 million of gross availability, of which $15.0 million was available to borrow without triggering the fixed charge ratio covenant. Had the Company been required to test the fixed charge ratio, the test would not have been satisfied. As of July 6, 2000, the Company had a $4.6 million outstanding balance under the equipment loan facility and $5.1 million of availability under the Credit Facility.

     On February 29, 2000, the Company received $8.7 million under a loan agreement with certain shareholders of the Company. The loans are evidenced by separate note agreements with the participating shareholders (the "Notes from Shareholders"). The Notes from Shareholders mature on February 27, 2004, subject to earlier prepayment, provided that all amounts due under the Credit Facility have been paid in full and all commitments under the Credit Facility have been terminated. Interest accrues at 90-day LIBOR + 3.25% (10.12% at June 1, 2000), subject to adjustment, if the interest rate under the Credit Facility is ever increased. Interest is payable monthly if a fiscal month's fixed charge ratio, as defined, exceeds 1.1 to 1.0, so long as no event of default has occurred under the Credit Facility or would occur as a result of an interest payment under this loan. Otherwise, interest is payable upon maturity of the notes.

     The Company's principal sources of future liquidity are cash flows from operating activities and borrowings under the Credit Facility. The Company experienced lower than anticipated levels of profitability and cash flows from operating activities and higher than anticipated levels of borrowing during the first nine months of fiscal 2000. The Company has recently experienced longer lead times and restricted availability on certain critical components, which has resulted in an increase in the level of inventory and a decrease in inventory turns. The current supply environment may continue to drive higher than normal inventory levels and effect the Company's overall liquidity. The Company has implemented a number of initiatives to manage its inventory, improve manufacturing efficiencies and control operating expenses, all of which it believes will improve its liquidity. The Company believes that future cash flows from operating activities and availability under its Credit Facility will provide sufficient liquidity to meet its current and future interest payments, working capital and capital expenditure obligations. If cash flows from operating activities and availability under the Credit Facility are not sufficient to meet these obligations, the Company will require additional equity or debt financing. There can be no assurance that additional financing will be available on satisfactory terms when required. See "Certain Factors--High Level of Indebtedness; Ability to Service Indebtedness and Satisfy Preferred Stock Dividend Requirements."

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

High Level of Indebtedness; Ability to Service Indebtedness and Satisfy Preferred Stock Dividend Requirements

     The Company is highly leveraged. At June 1, 2000, the Company had approximately $208.9 million of total indebtedness, plus Series B 12 1/2% Senior Preferred Stock (the "Redeemable Preferred Stock") outstanding with an aggregate liquidation preference of $33.0 million. The Company may incur additional indebtedness from time to time to provide for working capital or capital expenditures or for other purposes, subject to certain restrictions in (i) the Credit Facility, (ii) the Notes from Shareholders , (iii) the Indenture (the "Indenture") governing the Company's Series B 9-3/4% Senior Subordinated Notes due 2008 and the Series B Floating Interest Rate Subordinated Term Securities due 2008 (collectively, the "Notes"), (iv) the Certificate of Designation relating to the Redeemable Preferred Stock (the "Certificate of Designation") and (v) the Indenture (the "Exchange Indenture") governing the 12-1/2% Subordinated Exchange Debentures (the "Exchange Debentures") due 2010 issuable in exchange for the Redeemable Preferred Stock.

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

     The ability of the Company to pay cash dividends on, and to satisfy the redemption obligations in respect of, the Redeemable Preferred Stock and to satisfy its debt obligations, including the Notes, will be primarily dependent upon the future financial and operating performance of the Company. Such performance is dependent upon the Company's rate of growth and profitability and the ability of the Company to manage its working capital effectively, including its inventory turns and accounts receivable collection period. The Company's principal sources of future liquidity are cash flows from operating activities and borrowings under its Credit Facility. The Company experienced lower than anticipated levels of profitability and cash flows from operating activities and higher than anticipated levels of borrowing during the first nine months of fiscal 2000. The Company has implemented a number of initiatives to accelerate working capital turns, improve manufacturing efficiencies and control operating expenses, all of which it believes will improve its liquidity. The Company believes that future cash flows from operating activities and availability under its Credit Facility should provide sufficient liquidity to meet its current and future interest payments, working capital and capital expenditure obligations. If cash flows from operating activities and availability under the Credit Facility are not sufficient to meet these obligations, the Company may require additional equity or debt financing. There can be no assurance that additional financing will be available on satisfactory terms when required. The Company's future operating performance and ability to service or refinance the Notes and to repay, extend or refinance the Credit Facility and Notes from Shareholders will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control. If the Company is unable to generate sufficient cash flow to meet its debt service obligations or provide adequate long-term liquidity, it will have to pursue one or more alternatives, such as reducing or delaying capital expenditures, refinancing debt, reducing its workforce, closing a site, selling assets or raising equity capital. There can be no assurance that such alternatives could be accomplished on satisfactory terms, if at all, or in a timely manner.

Restrictions Imposed by Terms of Indebtedness and Redeemable Preferred Stock

     The Indenture, the Certificate of Designation, the Exchange Indenture, the Notes from Shareholders and the Credit Facility contain certain covenants that restrict, among other things, the ability of the Company and its subsidiaries to incur additional indebtedness, consummate certain assets sales and purchases, issue preferred stock, incur liens, pay dividends or make certain other restricted payments, enter into certain transactions with affiliates, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of the Company and its subsidiaries, none of which impaired the Company's ability to conduct business in the first nine months of fiscal 2000. A breach of any of these covenants could result in a default under the Credit Facility, the Notes from Shareholders, the Indenture and the Exchange Indenture and would violate certain provisions of the Certificate of Designation. The Credit Facility contains a covenant requiring that the Company maintain a fixed charge ratio of not less than 1.0 to 1.0, provided, however, that this fixed charge ratio covenant will not be applied to any fiscal quarter during the term as long as the gross borrowing availability under the Credit Facility exceeds $10.0 million. As of June 1, 2000, had the Company been required to test the fixed charge ratio, the test would not have satisfied. In the event the Company does not meet such tests, the availability of capital from bank borrowings, including but not limited to the ability to access the Credit Facility, could be adversely affected. The inability to borrow under the Credit Facility could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Capital Requirements

     The Company believes that, in order to achieve its long-term growth objectives and maintain and enhance its competitive position, it will need significant financial resources over the next several years for capital expenditures, including investments in manufacturing capacity and capabilities, management information systems, working capital and debt service. Over the last several years, the Company has added manufacturing capacity and incurred significant capital expenditures. In March 2000, the Company leased a facility in the Silicon Valley, which will be used as an engineering and prototype operation to attract and support new and existing customers. In October 1999, the Company leased a new facility in Monterrey, Mexico and in September 1999, completed an expansion of the Penang, Malaysia operations. The precise amount and timing of the Company's future funding needs cannot be determined at this time and will depend upon a number of factors, including the demand for the Company's services and the Company's management of its working capital. The Company may not be able to obtain additional financing on acceptable terms or at all. If the Company is unable to obtain sufficient capital, it could be required to reduce or delay its capital expenditures and facilities expansion, which could materially adversely affect the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

Customer Concentration; Dependence on Certain Industries

     At any given time, certain customers may account for significant portions of the Company's net sales. For the first nine months of fiscal 2000, approximately 77.6% and 14.0% of net sales were derived from customers in the networking/telecommunications and computer industries, respectively. For the three months and nine months ended June 1, 2000, the Company's ten largest customers accounted for approximately 90.6% and 88.9%, respectively, of net sales. The Company's top three customers accounted for approximately 39.4%, 16.5% and 10.6% of net sales for the three months ended June 1, 2000, respectively. The Company's top two customers accounted for approximately 40.4% and 10.8% of net sales for the nine months ended June 1, 2000. No other customer accounted for more than 10% of consolidated sales for the three and nine months ended June 1, 2000. Throughout fiscal 1999 and through the first three months of fiscal 2000, Fore Systems had accounted for greater than 10% of consolidated sales. The Company substantially completed manufacturing services for Fore Systems during the third quarter of fiscal 2000.

     The Company has another major customer that operates under a consignment manufacturing model and, while sales are less than 10% of total revenue, the customer makes an important contribution to the Company's overall financial performance. From time to time, the Company may have significant customer concentration at a site level. Prior to the first nine months of fiscal 2000, Fore Systems was a significant customer of the Durham, North Carolina operation. As a result of the decline in sales to Fore Systems, gross margins at the Durham, North Carolina operation have been and will continue to be affected until the Company establishes new customers to replace Fore Systems. Volatility in demand from other major customers may also lead to reduced site capacity utilization and have a negative effect on the Company's gross margin. Decreases in sales to or margins with these or any other key customers could have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations."

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

International Operations

     The Company currently offers EMS capabilities in North America, Asia and Europe. The Company began offering EMS capabilities in Mexico late in the second quarter of fiscal 2000 and began shipments of product early in the third quarter of fiscal 2000. Management believes that the percentage of the Company's revenue derived from international sales will increase in the future as OEMs look for low-cost solutions for their more mature and price sensitive products and seek manufacturing near the markets where their products will be sold and distributed. In the third quarter of fiscal 2000, net sales attributable to foreign operations totaled $33.7 million or 29.7% of total net sales. The Company may be affected by economic and political conditions in each of the countries in which it operates and certain other risks of doing business abroad, including fluctuations in the value of currencies, import duties, changes to import and export regulations (including quotas), possible restrictions on the transfer of funds, employee turnover, labor or civil unrest, long payment cycles, greater difficulty in collecting accounts receivable, the burdens, cost and risk of compliance with a variety of foreign laws, and, in certain parts of the world, political and economic instability. In addition, the attractiveness of the Company's services to its United States customers is affected by United States trade policies, such as "most favored nation" status and trade preferences, which are reviewed periodically by the United States government. Changes in policies by the United States or foreign governments could result in, for example, increased duties, higher taxation, currency conversion limitations, hostility toward United States-owned operations, limitations on imports or exports, or the expropriation of private enterprises, any of which could have a material adverse effect on the Company's business, financial condition or results of operations. The Company's Belgian and Mexican operations are subject to labor union agreements covering managerial, supervisory and production employees, which set standards for, among other things, the maximum number of working hours and minimum compensation levels. In addition, economic considerations in Belgium may make it difficult for the Company's Belgian facility to compete effectively compared to other lower cost European locations. The Company's Malaysian operations and assets are subject to significant political, economic, legal and other uncertainties customary for businesses located in Malaysia.

     The Company's international operations are based in Belgium, Malaysia and Mexico. The functional currency of the Company's Belgium, Malaysia and Mexico operations are the Belgium franc, Malaysian ringgit and U.S. dollar, respectively. Fixed assets for the Belgium and Malaysia operations are denominated in each entity's functional currency and translation gains or losses will occur as the exchange rate between the local functional currency and the U.S. dollar fluctuates on each balance sheet reporting date. The Company's financial performance may be adversely impacted by changes in exchange rates between these currencies and the U.S. dollar. The Company's equity investment in Malaysia is long-term in nature and, therefore, any translation adjustments are shown as a separate component of shareholders' equity and do not effect the Company's net income (loss). Prior to fiscal 2000, the Company's investment in Belgium was considered short-term in nature. In the first quarter of fiscal 2000, the Company deemed a portion of its Belgian investment as long-term. The Company's cumulative translation losses as of June 1, 2000, were $2.2 million and $0.3 million for the Belgium and Malaysia operations, respectively. An additional risk is that certain working capital accounts such as accounts receivable and accounts payable are denominated in currencies other than the functional currency and may give rise to exchange gains or losses upon settlement or at the end of any financial reporting period. Sales in currencies other than the functional currency were approximately 1.4%, 27.5% and 0.7% of consolidated sales for the three months ended June 1, 2000 for Belgium, Malaysia and Mexico, respectively. Sales in currencies other than the functional currency were approximately 1.0%, 20.6% and 0.3% of consolidated sales for the nine months ended June 1, 2000 for Belgium, Malaysia and Mexico, respectively. Certain direct labor, manufacturing overhead, and selling, general and administrative costs of the international operations are denominated in the local currencies. Transaction gains and losses are reflected in the Company's net income. The Company's transaction losses for the quarter ended June 1, 2000 were nominal for each of the Belgium and Mexico operations. The Company's transaction losses for the nine months ended June 1, 2000 were $0.2 million, all of which related to the Belgium operations. There were no significant transaction gains or losses for the Mexico and Malaysia operations during these same periods. In September 1998, the Malaysian government imposed currency control measures which, among other things, fixed the exchange rate between the U.S. dollar and the Malaysian ringgit and made it more difficult to repatriate the Company's investments. The Company attempts to minimize the impact of exchange rate volatility by entering into U.S. dollar denominated transactions whenever possible for purchases of raw materials and capital equipment and by keeping minimal cash balances of foreign currencies. As exchange rates fluctuate, the Company will continue to experience translation and transaction adjustments related to its investments in Belgium, Malaysia and Mexico, which could have a material and adverse effect on the Company's business, financial condition and results of operations.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of June 1, 2000, the Company had $208.9 million of total debt outstanding, of which $63.5 million is floating interest rate borrowings and is subject to periodic adjustments. As interest rates fluctuate the Company may experience interest expense increases that may materially impact financial results. For example, if interest rates were to increase or decrease by 1% the result would be an annual increase or decrease of approximately $635,000 to interest expense.

     The Company uses the U.S. dollar as its functional currency, except for its operations in Belgium and Malaysia. Direct labor, manufacturing overhead, and selling, general and administrative costs of the international operations are denominated in the local currencies. The Company has evaluated the potential costs and benefits of hedging potential adverse changes in the exchange rates between U.S. dollar, Belgian Franc and Malaysian Ringgit. Currently, the Company does not enter into derivative financial instruments because a substantial portion of the Company's sales in these foreign operations are in U.S dollars. The assets and liabilities of the Belgium and Malaysia operations are translated into U.S. dollars at exchange rates in effect at the period end date. Income and expense items are translated at the year-to-date average rate. Aggregate transaction losses included in net loss for the three and nine months ended June 1, 2000 were $0.0 and $0.2 million, respectively.

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

MCMS, Inc (Registrant)

Date: July 12, 2000	By: /s/	Chris J. Anton Vice President, Finance and Chief Financial Officer (Principal Financial Officer and Accounting Officer)